Form 10-K
period 2025-12-31
York Space Systems Inc.
filed 2026-03-20
CIK 2086587

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________________________
FORM 10-K
______________________________________________________
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2025
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to
Commission file number 001-43088
_________________________________________________________
York Space Systems Inc.
_____________________________________________________________________________________________________________________________________________________________________________________________________________________________________
(Exact name of registrant as specified in its charter)

Delaware	39-4190941
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
6060 S. Willow Drive, Greenwood Village, CO	80111
(Address of Principal Executive Offices)	(Zip Code)
(720) 537-2655
Registrant’s telephone number, including area code
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.0001 per share	YSS	New York Stock Exchange
Securities registered pursuant to section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes ☐No ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
Yes ☐ No ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes ☐ No ☒
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).
Yes ☒ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐	Emerging growth company	☒
Non-accelerated filer	☒	Smaller reporting company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.
☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.
☐
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements.
☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b).
☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
Yes ☐ No ☒
The registrant was not a public company as of June 30, 2025, the last business day of the most recently completed second fiscal quarter, and therefore, cannot calculate the aggregate market value of its voting and non-voting common equity held by non-affiliates as of such date. The registrant’s common stock began trading on the New York Stock Exchange on January 29, 2026.

The registrant has 127,609,215 shares of common stock outstanding as of March 12, 2026.
DOCUMENTS INCORPORATED BY REFERENCE
None

i

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K (this “Annual Report on Form 10-K”) contains forward-looking statements within the meaning of, and we intend such forward-looking statements to be covered by, the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified. These risks and other factors include, but are not limited to, those listed under “Risk Factors” in Item 1A of Part I of this Annual Report on Form 10-K. In some cases, you can identify forward-looking statements by terminology such as “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “objective,” “ongoing,” “plan,” “predict,” “project,” “potential,” “should,” “will,” “would,” or the negative of these terms or other comparable terminology. In particular, statements about the markets in which we operate, including growth of our various markets, statements about potential new products and product innovation and our expectations, beliefs, plans, strategies, objectives, prospects, assumptions, or future events or performance contained in the sections titled “Business” in Item 1 of Part I of this Annual Report on Form 10-K, “Risk Factors” in Item 1A of Part I of this Annual Report on Form 10-K and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 of Part II of this Annual Report on Form 10-K are forward-looking statements. Forward-looking statements include, but are not limited to, statements about:

•our market opportunity and the potential growth of that market;
•our strategy, outcomes, and growth prospects;
•trends in our industry and markets; and
•the competitive environment in which we operate.

Some of the factors that could cause actual results to differ materially from those expressed or implied by the forward-looking statements include:

•we may experience cost overruns on our contracts, including before final receipt of a contract, which would require us to absorb the excess costs and potentially reduce our cash flow and profitability;
•concentration of our customers and backlog, in particular our largest customer, the Space Development Agency ("SDA");
•we may fail to implement and maintain an effective system of internal control over financial reporting, and as a result may not be able to accurately determine or disclose our financial results;
•our operating results may fluctuate significantly;
•significant competition in the global space and satellite market;
•our failure to manage our growth effectively and our ability to achieve and maintain profitability;
•any failure of our spacecraft systems and related software to operate as intended, resulting in warranty claims for product failures, schedule delays or other problems with existing or new products;
•our revenue, results of operations and reputation may be negatively impacted if our products contain defects or fail to operate in the expected manner;
•our failure to establish and maintain important relationships with government agencies and prime contractors;
•our dependence on contracts entered into in the ordinary course of business and our dependence on major customers and vendors;
•the scarcity or unavailability of critical components used to manufacture our products or used in our development programs;
•the market for spacecraft platforms and satellite software is still emerging and shifting, and the market may not achieve the growth potential we expect;
•uncertain global macro-economic and political conditions, including the implementation of tariffs;
ii

•disruptions in U.S. government operations and funding and budgetary priorities of the U.S. government;
•a failure of our information technology systems, physical or electronic security protections;
•adverse publicity stemming from any incident involving us, our competitors, or our customers;
•the failure to adequately protect our proprietary intellectual property rights;
•the inability to comply with any of our contracts or meet eligibility requirements to obtain certain government contracts;
•limitations on investor insight into portions of our business due to our classified contracts with the U.S. government;
•the potential inability to realize our backlog;
•our business is subject to a wide variety of extensive and evolving government laws and regulations and contracting in the defense industry is subject to significant regulation;
•we have substantial indebtedness, and we may not be able to generate sufficient cash to service all of such indebtedness; and
•the other factors set forth under “Risk Factors” in Item 1A of Part I of this Annual Report on Form 10-K.

We have based the forward-looking statements contained in this Annual Report on Form 10-K primarily on our current expectations and projections about future events and trends that we believe may affect our business, financial condition, results of operations, prospects, business strategy, and financial needs. The outcome of the events described in these forward-looking statements is subject to risks, uncertainties, assumptions, and other factors described under “Risk Factors” in Item 1A of Part I of this Annual Report on Form 10-K and elsewhere in this Annual Report on Form 10-K. These risks are not exhaustive. Other sections of this Annual Report on Form 10-K include additional factors that could adversely affect our business and financial performance. Moreover, we operate in a very competitive and rapidly changing environment. New risks and uncertainties emerge from time to time, and it is not possible for us to predict all risks and uncertainties that could have an impact on the forward-looking statements contained in this Annual Report on Form 10-K. We cannot be sure that the results, events, and circumstances reflected in the forward-looking statements will be achieved or occur, and actual results, events or circumstances could differ materially from those described in, or implied by, the forward-looking statements. We undertake no obligation to update any forward-looking statements made in this Annual Report on Form 10-K to reflect events or circumstances after such date or to reflect new information or the occurrence of unanticipated events, except as required by law.

In addition, statements that “we believe” and similar statements reflect our beliefs and opinions on the relevant subject. These statements are based upon information available to us as of the date of this Annual Report on Form 10-K, and while we believe that information forms a reasonable basis for such statements, that information may be limited or incomplete, and our statements should not be read to indicate that we have conducted an exhaustive inquiry into, or review of, all potentially available relevant information.
iii

Part I
Item 1. Business
Overview
York Space Systems Inc. (together with its consolidated subsidiaries, as appropriate, "York Space Systems, "York," the "Company," "we," "us" or "our") is a leading, U.S.-based, space and defense prime (a primary contractor that leads major defense programs and deal directly with the U.S. Department of Defense ("DoD")) providing a comprehensive suite of mission-critical solutions for national security, government and commercial customers. York is one of the only space and defense primes with proprietary hardware and software capabilities designed to address customers’ complex mission requirements across the critical elements of the entire space ecosystem throughout the mission lifecycle. York is a partner of choice for our customers, with differentiated performance versus traditional primes based on price, speed to deployment, and sophistication of capabilities. For contracts which we have been awarded, our price per satellite has been approximately half the price of our competitors and have been the first to deliver and launch satellites for the DoD's Proliferated Warfighter Space Architecture ("PWSA"). York is the first and only company to demonstrate Link-16 (a real-time, military tactical data link network used by the U.S. government and the North Atlantic Treaty Organization ("NATO") connectivity from space, highlighting our unique and innovative capabilities.

York is purpose built to address evolving national security space challenges and to adapt to the ongoing shift in the U.S. government’s mission needs and procurement process. We believe we are positioned to capture an outsized share of growth in our core markets. York provides customers a vertically integrated, full technology stack of solutions including design, production, integration, and operation of spacecraft with turnkey offerings to manage spacecraft and constellations throughout their entire mission lifecycle. York has significant space heritage, having flown 74 missions, created 17 products with flight heritage, and logged over four million on-orbit hours. York’s position as a prime enables us to monetize the entire space vertical from launch to mission operations, from spacecraft to payloads, and from edge computing to data transfer.

York was founded in 2012 by our Chief Executive Officer ("CEO"), Dirk Wallinger, to create an innovative space technology mission prime, with a goal of meeting the evolving national security threats from space by providing mission-critical spacecraft at scale, faster, and at lower cost. We believe that York’s proven production and delivery capabilities place it among a very limited number of companies who have the capability to deliver the required solutions for the Golden Dome based on its current timeline. We provide our customers with the ability to quickly and effectively field responsive space-based technologies. Our proprietary hardware, software and mission operations solutions are designed to address the United States’ national security priorities: missile defense (crucial to the Golden Dome), counter-space capabilities, and space domain awareness.

Increasing geopolitical tensions are driving near-peer adversaries to invest heavily in military space capabilities to gain advantage in orbit—the next domain in global conflict. In today’s threat environment, rapidly deployable satellites are critical to providing denied benefit in space, maintaining space superiority and countering these emerging threats. This paradigm shift in global warfighting is driving significant growth in defense spending, with the global satellite market projected to grow by approximately $320 billion to over $600 billion from 2023 to 2032 at approximately an 8% Compound Annual Growth Rate ("CAGR"), up from approximately $280 billion in 2022 according to Allied Market Research. This growth is supported by the Golden Dome, the space intelligence community and the PWSA program. We have invested in our infrastructure and expanded our production capabilities with a goal of meeting this evolving threat while growing our backlog to approximately $543 million and 107 spacecraft as of December 31, 2025.
We believe we distinguish ourselves from other space mission primes by offering a fully integrated portfolio of proprietary spacecraft, software and services. Our versatile spacecraft are built on a modular platform, allowing us to move quickly from design and development to deployment to meet our customers’ needs for their rapid response missions. In addition, we provide software throughout the space layer, bolstered by our 2023 acquisition of Emergent, Space Technologies ("Emergent") including flight control and edge computing, and we recently added more than 45 ground antennas in connection with our acquisition of ATLAS Space Operations (the "ATLAS Acquisition") and one of our systems suppliers in our connection with our acquisition of Orbion Space Technology, Inc. (the “Orbion Acquisition”).

Our capabilities include a differentiated suite of spacecraft solutions with proven, common technologies. We offer the S-CLASS, LX-CLASS, and M-CLASS spacecraft, which are high-quality, low-cost satellite platforms that are proven and scalable to a wide array of space market needs. Our spacecraft are supported by proprietary satellite software enabling versatile integration of a variety of payloads for customers and supply chain commonalities across platforms. The various spacecraft classes are designed and engineered to address a broad cross section of the spacecraft market while maximizing payload accommodation. The LX-CLASS is double the mass of the S-CLASS and leverages the S-CLASS design, sharing more than 90% of its technology with the S-CLASS, to offer a specialized platform with enhanced capabilities. Similarly, the M-CLASS utilizes the previous satellite platform designs, sharing approximately 75% of its hardware and 95% of its software with the S-CLASS and LX-CLASS, while greatly enhancing scale and power for spacecraft mass up to 2,000 kg and 8kW+ peak power consumption. Our proven suite of platforms provide solutions from 100 to 2,000 kgs and enables us to serve a large total addressable market.
York’s spacecraft architecture framework results in significant commonality across platforms and software, allowing for scalable solutions at lower cost. York’s three different platforms share approximately 75% of the same hardware and 95% of the software leading to significant cost reductions throughout the value chain while maximizing product quality. This approach also reduces Non-Recurring Engineering ("NRE") cost associated with platform development while reducing failure risks inherent to a unique design. Key in-house hardware components include Command and Data Handling ("C&DH"), flight computers, Attitude Control Systems ("ACS"), Electrical Power Systems ("EPS") and production testing. These components complement our spacecraft production while our software-enabled services underpin autonomous, resilient operations and support key defense technologies.
While the standardized spacecraft architecture framework provides scalable building blocks for rapid constellation deployment, York’s proprietary software supports key elements of operational success from mission planning to ongoing mission operations. Autonomous constellation planning and hands-off operations are essential for managing the increasing quantity of spacecraft deployed in orbit. Technologies include the Multi-Mission Operations Center (“M-MOC”), a secure, autonomous, command structure that manages multiple York spacecraft, and Bastion, York’s mission-ready ground software solution, which allows operators to manage entire fleets from a single ground architecture across more than 45 antennas throughout the world. York hardware and software solutions are vertically integrated across the technology stack.

Our model allows us to capture recurring revenue driven by ongoing satellite-based software and services as well as hardware replacement cycles. Once spacecraft are fielded, York provides continuous operational support, downlink antenna usage, and proprietary software solutions, including on-spacecraft upgrades during the full orbital lifespan. Contracts have historically provided a fixed cost for software maintenance with upgrade options available for purchase. The expected replacement cycle for the current portfolio of space vehicles is approximately five to six years. York’s full lifecycle solution and ongoing operational support distinguishes York from its competitors, positioning us to act as prime for the replacement and potential expansion of competitors’ aging constellations. As a result, we expect our recurring revenue to increase as the installed base of spacecraft in orbit grows, creating a highly visible revenue model, accelerating growth and increasing margins.

Our cutting-edge facilities and manufacturing footprint are purpose-built to support the rapid development and production of our spacecraft. Following the opening of our 60,000 square foot Potomac facility in August 2023, we have quadrupled production capability and believe we will be able to meet demand to manufacture and test over 1,000 satellites annually, supporting our position as a leader in rapid, high volume spacecraft delivery. with the ability to reliably deliver spacecraft faster and more affordably than traditional primes.

Recent Developments

Prior to January 28, 2026, we operated as a Delaware limited liability company under the name Yellowstone Midco Holdings II, LLC (“Midco II”). On January 28, 2026, prior to the effectiveness of the Registration Statement on Form S-1 (File No. 333-291581) (the "Registration Statement") relating to our initial public offering (“IPO”), Midco II converted into a Delaware corporation pursuant to a statutory conversion and changed its name to York Space Systems Inc. (the “Corporate Conversion”).

Prior to October 3, 2025, we operated through Yellowstone Midco Holdings, LLC (“Midco I”). On October 3, 2025, all of the outstanding equity of Midco I, including both redeemable preferred and common units, was contributed to Midco II in exchange for 50,000,000 common units of Midco II. As a result, Midco I became a wholly owned subsidiary of Midco II effective as of October 3, 2025. We refer to the contribution of Midco I to Midco II as the “Common Control Reorganization.” Immediately prior to the Common Control Reorganization, both Midco I and Midco II were wholly owned subsidiaries of Yellowstone Ultimate Holdings, LP, a Delaware limited partnership (“Holdings”).

At the time of the Corporate Conversion, all units of Midco II were converted into shares of our common stock, and immediately following the Corporate Conversion, Holdings distributed all common stock received upon conversion of the common units of Midco II to its limited partners and liquidated (the “Holdings Liquidation”). As a result of the

Holdings Liquidation, all partners of Holdings, including investment funds managed by AE Industrial Partners, LP ("AE Industrial Partners"), became direct holders of our common stock.

On January 30, 2026, we completed our IPO of 18.5 million shares of our common stock at a public offering price of $34 per share. Our common stock trades on the New York Stock Exchange (“NYSE”) under the symbol “YSS.”
York’s Key Highlights

We continue to differentiate from our competitors by winning on price, speed and capabilities.
We are the first and only company to demonstrate Link-16 connectivity from Space. This is a significant and critical milestone towards advancing the DoD’s national security missile defense strategy. York was also the first to achieve LEO-to-LEO laser link between PWSA vendors and Space-to-Ground laser links with another vendor. We believe these two capabilities are critical for Golden Dome contracts and demonstrate York’s strong position to win on that program.
We believe our track record is a testament to the differentiated value proposition that York offers. It illustrates the alignment between York’s business model and the new paradigm of the U.S. government’s mission needs and procurement processes.
Our Mission Solutions

We offer mission solutions across several complementary product categories: Components, Subsystems, Spacecraft Platforms, Ground Operation, Global Downlink, and Software-Enabled Services. Common technologies, components, and engineering expertise are woven across our spacecraft platforms and the software stack that plans, flies, and operates them—creating a cohesive, vertically integrated ecosystem.

Spacecraft Platforms:

Our S-CLASS, LX-CLASS, and M-CLASS platforms are high-quality, low-cost, versatile spacecraft designed to scale across diverse mission needs:

S-CLASS: A low-cost, payload-capable platform with extensive on-orbit heritage, tailored for rapid fielding and flexible use cases. The S-CLASS is designed for a total mass of 85-200 kgs with a 2 kW peak power system capability.

LX-CLASS: Capable of up to 500 kgs total spacecraft mass and flight proven 22 times, the LX-CLASS supports heavier, more complex payloads and aligns with next-generation transport layer architectures. The LX-CLASS is baselined with a 1.5kW peak power system and can be configured for increased performance depending on mission requirements.

M-CLASS: Our largest, most powerful spacecraft, designed for a total mass of up to approximately 2,000 kgs and 8kW peak power system. Optimized for high-demand Earth observation and communications missions, the M-CLASS is engineered to deliver best-in-class capabilities at roughly half the cost.

Critical Components
Our in-house critical components are designed to deliver mission assurance, production scalability, and high performance for processing, responsive tasking, and resilient constellation operations. The primary flight computer is a rugged, radiation-tolerant unit that acts as the mission manager within a distributed computing architecture. Complementing the primary flight computer, the secondary flight computer augments capability with high-accuracy timing and time distribution, memory management, radiation environment monitoring, and high-fidelity analog-to-digital acquisition.

Our three-axis stabilized attitude control subsystem delivers tight pointing accuracy and low jitter suitable for next-generation military and commercial payloads. The power conditioning and distribution unit employs a modular architecture that scales to mission needs, providing regulated rails, battery charge management, protection features, flexible interface tailoring, and telemetry-rich monitoring that support graceful degradation, load shedding, and platform stability across dynamic load and eclipse scenarios.

Finally, our Special Test Equipment —comprising custom electrical ground support equipment, harness and printed circuit board fixtures, boundary scan, hardware-in-the-loop simulation, and automated functional test—reduces cycle time and increases test coverage, boosting first-pass yield and accelerating delivery.

Software-Enabled Services
Our proprietary software suites, both in orbit on the spacecraft and on the ground in our operation centers, integrates mission planning, ground operations, and autonomous flight control to deliver resilient, low-touch operations across single satellites and large constellations. Designed for rapid re-tasking and high availability, the stack streamlines end-to-end workflows reducing operator workload while increasing tempo and reliability for civil, commercial, and defense missions. Integrated coupling between flight and ground software enables closed- loop automation, deterministic behaviors under off-nominal conditions, and secure, auditable operations suitable for contested environments and rigorous mission assurance. Our satellite software allows our constellations to operate fully autonomously for days, weeks, and months—implementing continuous telemetry checks, system monitoring, tasking execution, constellation management, and safety protection monitoring all while adapting to a constantly changing, challenging environment. These robust operating capabilities make our satellite constellations more like autonomous vehicles operating independently to accomplish the goals of our customers.

Our ownership of the flight software on the satellite, the ground software operating the mission planning, and software coordinating our more than 45 ground antennas globally creates a robust global network of communication and collection nodes. This global network enables the ability to self-heal from failures and reroutes communication channels across in-orbit constellations and global ground stations. York’s proprietary software and combined ecosystem ownership connect in-orbit edge processing with ground-based cloud computing enabling best-in-class autonomous operation.

For defense users, our environment supports integrated military exercise capabilities, including scenario injection, time-tagged playback, and secure role-based controls, enabling realistic training and rehearsal without disrupting live operations.

For attitude control and flight software, we provide flight-proven subsystem management alongside precision pointing, navigation, and control algorithms tailored to demanding imaging and communications payloads. Our systems incorporate built-in safeguards and automated recovery protocols that are designed to quickly identify issues, isolate faults, and reconfigure operations. This architecture enhances continuity of service, shortens average recovery time, and supports resilient spacecraft capabilities in dynamic or contested space environments.

Our Industry and Addressable Markets
York’s business operates in the development, production, deployment, operation, and data downlink for spacecraft used for national security and commercial operations within the broader space economy. To maintain space superiority and ensure national security from space, the DoD has focused on the following priorities: missile defense and the Golden Dome, counter-space capabilities, communications, and space domain awareness. We are the prime provider of assured, reliant, low-latency military data and connectivity to the warfighter and are positioned to provide global warning, tracking and targeting of advanced missile threats, including hypersonic missile systems used by our near-peer adversaries.

We believe our main sources of competition are companies providing spacecraft solutions that enable on-orbit and in-space services as a prime contractor. According to McKinsey’s Space report from 2024, the global space economy is projected to reach $1.8 trillion in value by 2035 driven by accelerating national security and commercial demand. National security and advancements in space-based technologies are core focuses of the U.S. government on a bi-partisan basis and closely align with the key messages from the current administration regarding space. Given the critical role of space across the defense, national security, and commercial sectors, customers seek out trusted providers with proven, flexible, and responsive capabilities to deliver critical missions. As a provider of a vertically integrated, full technology stack of solutions, we are poised to grow in this attractive market.

Our solutions also address critical space needs in applications, including in-space operations, data communications, and threat security capabilities. Our expanding complementary products and services in the defense and space market enable us to capture additional verticals within this ecosystem going forward, which is expected to reach $9 billion in value by 2030 according to Research and Markets. Space Force has been exploring dynamic space operations, which involves allowing satellites to move freely in and out of orbit. Given the ongoing global race to win in “satellite dogfighting,” Space Force is increasingly focused on ensuring space superiority by defending satellites with on-orbit solutions. As near peer threats rise in space and the U.S. government examines proactive orbital deterrence systems, we expect our spacecraft solution will become an essential part of the U.S. and allied nations’ security posture and for our addressable market to expand accordingly.

Challenges

Our industry is subject to a range of significant challenges and risks that can materially affect our business, financial condition, and results of operations. Substantially all of our revenue is generated from defense markets, with primary contracts concentrated among various governmental entities. This reliance makes us particularly sensitive to changes in government budgets and spending trends, which can directly impact our performance. In addition, the increasing technological complexity of our business and the solutions we offer presents ongoing management challenges. We have a history of net losses, and there is no guarantee that we will achieve or maintain profitability in the future. To support our growth, we may pursue acquisitions or investment opportunities to complement or expand our existing business. However, such initiatives can be costly, time-consuming, and difficult to successfully complete or integrate with our current operations. Our business is also exposed to broader economic and geopolitical uncertainties, including market disruptions, supply chain challenges, high interest rates, and inflationary pressures. These factors have contributed to an inflationary environment that has adversely affected, and may continue to adversely affect, the price and availability of products and services essential to our operations. Furthermore, the global trade environment is uncertain and rapidly evolving. The imposition of tariffs by the U.S. or retaliatory measures by other countries could escalate into a trade war, with the potential to negatively impact our business depending on the timing, duration, and magnitude of such actions.

Any number of these challenges, and others, could have a negative impact on our business, financial condition, and results of operations. For a discussion of the challenges, risks, and limitations that could harm our prospects, see the sections entitled “Special Note Regarding Forward-Looking Statements,” “Risk Factors,” in Item 1A of Part I of this Annual Report on Form 10-K and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 of Part II of this Annual Report on Form 10-K.

Competitive Strengths
Purpose-built to address the most important challenges in national security space and well positioned to capitalize on Golden Dome
We control all the critical steps in the spacecraft lifecycle, including: design; assembly, integration, and test (“AIT”); automated test; launch coordination; on-orbit mission operations; and ground stations planning and downlink—all supported by digital work instructions, hardware-in-the-loop verification, and takt-time scheduling. This footprint, coupled with qualified dual-source supply for radiation-tolerant components, allows for learning-curve cost reductions and predictable schedules at volume. The combination of manufacturing scale, standardized qualification evidence, and integrated ground operations is difficult to replicate and shortens Authority to Operate cycles for government programs.

Our disciplined manufacturing playbook combines high-volume production techniques and software automation to drive predictable quality and shorter cycle times at one of the lowest costs-per-satellite when compared to competitor bids on PWSA contracts. We expect this price advantage to grow as our satellite production scales to meet the demand of our defense, government, and commercial clients.

We expect that accelerating government prioritization of resilient space architectures and responsive launch through programs such as the Golden Dome, combined with falling component costs and maturing standardized subsystems, will create sustained demand for years to come. York’s spacecraft platforms, rapid manufacturing, and software-driven operations align directly with these trends, enabling faster deployment cycles and lower delivered cost per mission.

The Golden Dome presents a significant opportunity with a projected fiscal year 2026 budget of approximately $37 billion and approximately $175 billion total spend allocated to missile warning and tracking, secure low latency data relay, geolocation and targeting, data links to tactical platforms, sensor custody, missile orchestration, and multi-layer defense according to the U.S. Space Force. We believe York is well positioned to serve Golden Dome given the satellite function overlap with the PWSA program. These satellite-based services offer an additional high margin, recurring revenue stream and multiple opportunities to expand, allowing government customers to reduce acquisition timelines and costs. Extensive budgetary resources are already obligated to fund Golden Dome with significant capital infusions expected in the future.

We have submitted a proposal and were awarded a contract under the Missile Defense Agency’s SHIELD Multiple Award Indefinite Delivery Indefinite Quantity (“IDIQ”) Contract with a ceiling of $151 billion. The IDIQ Contract encompasses a broad range of work areas that allows for the rapid delivery of innovative capabilities to the warfighter with increased speed and agility. We understand that those selected for a position on the IDIQ will now have an opportunity to compete for task orders.

With governments and private enterprises racing to secure their role in the new space era, York offers a proven, differentiated model that combines innovation with execution. We believe our ability to deliver reliable satellites at scale not only addresses today’s market but also positions us to be a long-term leader as new commercial applications, from broadband to autonomous systems, drive growing demand for space infrastructure.

A leading pure-play, space-mission prime providing critical solutions at low cost across the entire value chain and through the full mission lifecycle

We are a mission prime focused on delivering end-to-end solutions—from platform design and payload integration to launch, on-orbit commissioning, and sustained operations. This pure-play focus supports mission assurance and accountability while streamlining processes throughout the mission lifecycle. Standardized avionics, flight software, ground systems, and mission operations support predictable performance across mission classes, while configuration-controlled interfaces permit tailored payloads without re-architecting the spacecraft platform. This full-stack capability can reduce NRE, shorten schedule, and reduce execution risk for government and commercial customers.

Our software evolves as missions change, constantly integrating advanced autonomous functionality and computer processing to maximize capabilities. Software upgrades are continuously “pushed” to our in-orbit spacecraft to continue to upgrade security, implement advanced safety controls, and ever increasingly imbed autonomy. The three software development groups—Flight Software, Ground Software, and Mission Planning—regularly plan, schedule and deploy software updates to ensure we provide superior performance through the full mission lifecycle.

Further differentiating our products, our spacecraft platform development efforts are market driven and align with rocket payload volume. The M-CLASS platform is designed to maximize existing and future launch capacity. We are currently capable of placing 25 M-CLASS platforms in a SpaceX Falcon 9 and several other close-to-market rockets, and we expect to be able to place 120 units in a SpaceX Starship. This packing factor is meant to maximize payload volume and enable York to continue to offer its attractive solutions at lower cost compared to our competitors and offer best in market capabilities for at least the next four to five years. York will continue to monitor new rocket developments, matched with customer demand signals, to evaluate any potential new platform development efforts needed to meet those demands.

York has changed the economics of space with a suite of innovative technologies that dramatically lower costs while accelerating time to orbit. At the heart of York’s model is our modular satellite spacecraft architecture—engineered for scalability, rapid production, and mission flexibility across commercial, civil, and defense applications. By combining proprietary designs with a streamlined manufacturing process, York delivers high-performance satellites faster and more cost-effectively than traditional and emerging aerospace players.

What truly sets York apart is its world-class technical expertise and proven execution. Backed by an experienced team of aerospace engineers and mission specialists, York manages the full lifecycle—from design and manufacturing to launch integration and on-orbit operations—with precision and reliability. The combination of proprietary innovation, technical mastery, and operational excellence creates differentiation, which we expect to enable York to scale rapidly in the space industry.

Vertically integrated, cost-effective, rapid manufacturing model delivering value at scale with a comprehensive IP set and proprietary software

York’s vertical integration, spanning spacecraft platforms, avionics, power and data handling, automated test, and integrated flight and ground software, drives a repeatable production system with learning-curve cost reductions. Our modular, backward-compatible design approach allows us to maximize common components and streamline production, increasing efficiency and scalability. At the same time, our advanced digital processes and disciplined production management are designed to reduce cycle times, minimize work, and ensure consistent delivery performance. Proprietary operations software and federated ground integrations lower operating costs per satellite and scale fleet management efficiently. The result is lower cost per unit, faster design-to-orbit timelines, and durable margin advantages as volumes rise.

We are pioneering scaled, modular space and defense technology solutions that redefine how missions are designed, deployed, and sustained. At the core of our offering is a satellite architecture built for flexibility and scaled production, allowing customers to configure platforms for a wide range of mission sets, from commercial communications and Earth observation to national security and defense applications. This modular approach is designed to not only accelerate deployment timelines but also drive significant cost efficiencies.

These efficiencies are reinforced by a spacecraft platform family approach that shares technology and suppliers across S-CLASS, LX-CLASS, and M-CLASS platforms, reducing qualification churn and long-lead risk. By coupling scaled production with flight-proven autonomy, mission planning, and collision-avoidance capabilities, York can field spacecraft rapidly for defense and commercial constellations without sacrificing reliability. The software-enabled stack supports hands-off operations and responsive tasking, which further compresses total lifecycle cost and improves asset utilization. This combined hardware-software strategy positions York to meet proliferated LEO and Geostationary Earth Orbit (“GEO”) demand with predictable delivery, scalable manufacturing, and competitive total cost of ownership.
Deeply entrenched with key U.S. government customers with demonstrated ability to win contracts

York aligns our spacecraft platform baselines and accreditation artifacts to prevailing U.S. government requirement sets, enabling faster Risk Management Framework progression and quicker Authorizations to Operate, which translate into accelerated fielding and responsive tasking. This rigor, combined with pre-engineered cybersecurity and configuration-controlled software releases, underpins wins across space domain awareness, tactical Intelligence, Surveillance and Reconnaissance (“ISR”), and resilient communications where schedule assurance and operational autonomy are decisive. Our use of common avionics, power, and data handling across spacecraft classes reduces qualification churn and simplifies mission assurance, while pre-certified payload interfaces shorten integration timelines and reduce NRE. Together, these elements increase proposal credibility on schedule, cost, and technical readiness—key determining factors in competitive acquisitions.

Our advantages extend beyond cost to include capacity production, a mature and resilient supply chain, two classified M-MOCs and critical system ownership, and demonstrated on-orbit performance success. York has proven the capability for highly efficient manufacturing by delivering the Tranche 0 (“T0”) satellite constellation before competitors in 2022, then delivering Dragoon mission in seven months followed by the Bard mission one month later and finally 21 satellites launched for the Tranche 1 (“T1”) constellation before the other prime contractors. This production cadence exhibits a mature and robust supply chain and production delivery rhythm. With a mature production advantage, York intends to continue to improve supplier quality, automate production and testing, and eliminate NRE to lower costs and maintain a strategic advantage. Unlike competitors, York has two classified M-MOCs operating constellations today, giving York a significant capabilities advantage.

York’s multi-vehicle awards, Indefinite Delivery, Indefinite Quantity (“IDIQ”) positions, and commercial contracts signal trust in predictable execution and lifecycle cost advantages. A cultivated partner ecosystem enables bids that combine flight-proven hardware with software-enabled autonomy, mission planning, and collision-avoidance to compress delivery and commissioning milestones. Federated ground integrations and hands-off operations lower per-satellite operating costs and scale efficiently as constellations grow, enhancing asset utilization and mission responsiveness. The net effect is higher win rates, faster contract-to-orbit velocity, and improved unit economics as volumes rise, supporting York’s positioning for proliferated LEO demand and warfighter space architectures.

We have demonstrated repeat wins through multi-vehicle awards, options, and frameworks that value mission assurance, cost transparency, and delivery velocity. Our performance history across PWSA Tranches 0, 1, and 2 as well as our successful launches with the SDA and NASA translate to strong references, faster award cycles, and growing share across defense, civil, and commercial segments. For example, our space vehicles have participated in multiple military exercises.

•Space Defense Agency: We were a prime awardee on SDA contracts across Tranches 0, 1 and 2 with an incumbent position leading into Tranches 3 and 4. We have provided the most satellites to PWSA at roughly half the price of competitors, positioning us exceptionally well to continue to receive a large share of PWSA awards.

•Golden Dome: To maintain space superiority and ensure national security from space, the U.S. Space Force has a projected fiscal year 2026 budget of approximately $37 billion and approximately $175 billion total spend to fund the Golden Dome project. We believe our core capabilities and proven on-orbit capabilities make us a leading candidate to win and expand contracts in this strategically vital project.

•Intelligence Community (“IC”): As evidenced by recent legislation dictating increased competition in traditionally sole source award areas like the IC, Congress desires a low-cost provider for missions where we provide the best value and lowest cost demonstrated capability. We believe we are positioned well to capture a significant portion of the addressable market being one of the only proven proliferated spacecraft primes with on-orbit DoD success.

•NASA: York developed and successfully coordinated the launch of BARD, a commercial satellite mission developed with NASA and Johns Hopkins Applied Physics Laboratory. Looking forward, we see significant opportunity to expand this relationship as NASA advances its priorities in earth science and commercial partnerships for sustained space operations.

Recurring revenue with identified opportunities and backlog which we believe positions us well for future growth

York is expanding into higher-margin, recurring services such as operations-as-a-service, software licensing, software annual support contracts, managed ground, and secure data delivery, leveraging our unified platform. Recent inorganic growth initiatives, such as the 2023 acquisition of Emergent and recent ATLAS Acquisition add a software-led, single-Application-Program-Interface ground layer to improve resilience and accelerate delivery, and the recent Orbion Acquisition incorporates key propulsion capabilities within York's integrated space ecosystem and aligning its technology roadmap. The goal of this shift in our mix of revenue, along with disciplined supply-chain management and target-cost design, is to support sustained growth and improve return on invested capital, while prudent backlog risk-weighting preserves forecast quality. York’s demonstrated competitiveness in proliferated LEO / GEO programs and integrated space-to-ground delivery strengthens our business and we believe will allow us to continue to win as large contracts come to market, positioning us to translate identified demand into booked backlog and profitable revenue at scale.

We are strategically expanding from a supplier of physical satellites to a software-driven solutions provider. While our scalable, modular hardware remains best-in-class, our long-term value creation increasingly comes from delivering advanced software capabilities—ranging from constellation management and mission operations to secure communications and data downlink services. These offerings extend the life and utility of our deployed platforms, embed us deeper into DoD workflows, and differentiate us well beyond the satellite platform itself.

This evolution helps us capture higher-margin opportunities while strengthening our role as the DoD’s trusted mission partner. By pairing proven hardware with software-enabled services, we deliver end-to-end solutions that improve resilience, reduce mission risk, and generate sustained value throughout the program lifecycle.

Founder-led management team instilling a culture of innovation, execution, and efficiency

York’s leadership blends deep flight heritage with high-volume manufacturing and software automation knowledge. Led by a strong founder and CEO, Dirk Wallinger, and a bench with deep technical expertise, the team has a history of innovation that pairs mission assurance with design-to-cost discipline. Our team has a track record of translating proven flight practices into repeatable, scalable production.

We employ a technically skilled, sizeable, and diversified workforce of more than 670 dedicated employees, with approximately 341 holding security clearances and approximately 57 more in progress as of December 31, 2025. Since 2021, our headcount has increased by 350% to meet expected future demand and scale operations and manufacturing. As of December 31, 2025 over 50% of our employees were engineers across 10 different engineering disciplines, focused on developing, refining, and manufacturing our products and solutions with the same quality and efficiency that we have established ourselves as providing.
Growth Strategy
Continue to Exercise Demonstrated Ability to Win

Our growth strategy is anchored in strengthening and expanding our ability to win future contracts across defense space programs. We have a proven track record of cost-effective, on-time delivery under the PWSA, a vertically integrated production model that enables security and scale, and proprietary technology that differentiates us from competitors. By continually investing in modular designs, software-enabled solutions, and production capacity, we reinforce the attributes the DoD values most: speed, resilience, affordability, and mission assurance. These competitive advantages create a clear path for us to continue to win contracts as demand for proliferated, low-cost constellations and integrated software platforms accelerate.

Looking forward, we are deliberately strengthening our partnerships within the defense ecosystem to sustain our growth. This includes expanding our role from hardware supplier to full-spectrum solution provider, embedding our software offerings into mission operations, and pursuing adjacent opportunities in missile defense, sensing, and secure communications. By aligning our capabilities with long-term DoD priorities and demonstrating continued execution, we are positioned to win the next generation of contracts.

Spacecraft platform baselines and scalable common technologies reduce schedule and technical risk and drive sustainable growth and margin expansion

We are leveraging spacecraft platform baselines and scalable common technologies to reduce schedule risk, lower technical complexity, and ensure repeatable success. By designing around a proven, modular architecture, we can deliver satellites and supporting solutions on compressed timelines with predictable performance. This approach not only strengthens our customers’ confidence in our ability to execute but also creates cost advantages that enhance our competitiveness in large-scale government programs.

This disciplined technology strategy also drives sustainable growth and margin expansion. Common platforms allow us to scale production efficiently, spread R&D investment across multiple programs, and transition more seamlessly into software-enabled solutions that extend the value of our hardware. The result is a business model that is designed to combine reliable delivery with higher-margin, recurring revenue streams. By pairing standardization with scalability, we are building a foundation intended to support durable growth that positions us to capture an increasing share of defense spending while improving profitability.

Continued Accretive M&A Complementary to Our Existing Offerings

York has a proven history of using mergers and acquisitions to strengthen capabilities, expand market presence, and accelerate growth—most recently demonstrated by the Orbion Acquisition in March 2026, ATLAS Acquisition in August 2025 and Emergent in 2023. The addition of Emergent brought deep expertise in mission design, flight dynamics, and software engineering, enhancing our ability to deliver sophisticated, end-to-end mission solutions for the DoD and NASA. Similarly, the ATLAS Acquisition adds a leading ground-station platform with software-defined network capability to York’s portfolio, further integrating space-to-ground connectivity into end-to-end solutions. By combining York’s scalable, modular spacecraft with ATLAS’s proven ground infrastructure and cloud-based control systems, York expects to be able to deliver a more seamless, reliant, and secure offering that directly aligns with the DoD’s demand for integrated space architectures. More recently, the Orbion Acquisition incorporates key propulsion capabilities to York's portfolio with the goal of strengthening York's integrated space ecosystem and aligning its technology roadmap.

Looking ahead, we will continue to pursue strategic M&A to expand our software and services footprint, deepen vertical integration, and accelerate entry into adjacent mission areas such as sensing, missile defense, and secure communications. The acquisitions of Emergent, ATLAS and Orbion are emblematic of our strategy: targeting companies that not only enhance our technical capabilities but also embed us more deeply into our customers’ mission workflows.

We plan to expand our current product range through a deliberate mix of organic and inorganic growth that targets high-margin, scalable services closely aligned with our integrated platform. Organically, we intend to deepen software-defined operations, mission planning, and data delivery services that leverage our standardized S-CLASS, LX-CLASS, and M-CLASS architectures and unified flight/ground stack to reduce cost-to-serve and increase recurring revenue density per spacecraft. Inorganically, accretive transactions like the Orbion Acquisition and ATLAS Acquisition are expected to allow us to add differentiated, propulsion, software-led ground and operations capabilities that improve win probability, shorten deployment timelines, and enhance space-to-ground resilience across programs. Together, this approach is designed to expand profitable business lines such as managed ground services, operations-as-a-service, and secure data delivery, while compounding scale benefits in procurement, accreditation, and tooling.

Operations

Our engineering, design, and manufacturing operations are intended to support vertically integrated, high-rate manufacturing at our U.S.-based facilities. We design and manufacture the systems for our spacecraft with extensive use of common components and subsystems across product lines, enabling rapid, scalable production and cost efficiency. To support this level of integration, we have developed fully-scaled supply chain operations and capabilities across the United States (and to a lesser extent internationally), which are enabled by sophisticated third-party enterprise resource planning (ERP) systems and tools. These ERP solutions offer end-to-end process integration, improve operational efficiency, and support data consistency throughout our organization.

We obtain components, subsystems, capital equipment, and other supplies from suppliers that we believe to be reputable and reliable. We have established and follow internal quality control processes to source suppliers, considering engineering validation, quality, cost, delivery, and lead-time factors. We have a quality management team that is responsible for managing and ensuring that supplied components meet quality standards. While we often source components used in the manufacture of our products and services from multiple sources, in some cases we also purchase various components and services from a single source. In these supplier situations, we may attempt to manage sourcing risk by closely monitoring our inventory levels to ensure adequate supply, particularly for long-lead items, and by seeking opportunities to diversify our supply chain in the future. See “Risk Factors—Risks Related to Our Business—If critical components used to manufacture our products or used in our development programs become scarce or unavailable, then we may incur delays in manufacturing and delivery of our products and in completing our development programs, which could damage our business” in Item 1A of Part I of this Annual Report on Form 10-K.

Our integrated manufacturing facilities are located in the Denver, Colorado area. We also have custom software development and data engineering services centers in Austin, Texas and Laurel, Maryland which specialize in software and systems for civil, military and commercial systems. Our current manufacturing capability supports R&D, rapid prototyping, and flight level hardware in an integrated and disciplined manner, applying the correct level of rigor to the appropriate process. We leverage a strong culture of personal accountability to ensure efficiency and world class results across our operations. We are AS 9100 certified and seek to adhere to the appropriate quality and process controls on a continuous basis.

Competition

We primarily compete with companies providing spacecraft such as space vehicles and related solutions. These competitors include both established aerospace primes and emerging commercial space companies. The principal competitive factors in our market include:

•pricing
•delivery schedule
•reliability
•ability to customize products to meet specific needs of the customer
•performance and technical features; and
•customer experience

We believe that we compete favorably across these factors.

Intellectual Property

The intellectual property that is material to our business consists of both our proprietary knowledge and our selectively patented inventions. Our proprietary knowledge includes expertise in spacecraft manufacture, spacecraft software, in-orbit operations, and anomaly resolution. The protection of our intellectual property and technology is an important aspect of our business. We rely on a combination of trade secrets, patents, data rights assertions, trademarks, copyrights, confidentiality procedures, contractual commitments, and other legal rights to establish and protect our intellectual property. In order to protect proprietary knowledge that may not be protectable through patent protection, we generally enter into confidentiality agreements and invention or work product assignment agreements with our employees and consultants to control access to, and clarify ownership of, our proprietary information.

In addition to our proprietary knowledge, we have chosen to selectively seek patent protection for inventions that are material to our business. The patents we hold reflect inventions and technology that are material to our business, particularly in the areas of bus design and satellite communication technology. We are the owner of ten issued U.S. patents. Our patents and patent application relate to technology related to our business, some of which includes satellite communication technology, and are intended to protect our core innovations and our position in the market. These issued patents expire on various dates between approximately 2038 and 2043. We also own proprietary information and trade secrets, which are protected by confidentiality and non-disclosure agreements, and we selectively choose when to pursue patent protection of these assets. We are the sole owner of ten registered U.S. trademarks, the duration of which is not limited by a statutory term, but depends on, among other things, the use of the applicable trademark.

Regulatory

We are required to comply with a variety of governmental regulations, which could have a significant impact on our business, including our capital expenditures, earnings, and competitive position. We incur costs to monitor and take actions to comply with governmental regulations that are applicable to our business, including, among others, federal securities laws and regulations, applicable stock exchange requirements, economic sanctions and trade embargo laws, and restrictions and regulations of the FCC, the Defense Counterintelligence and Security Agency, and other government agencies in the United States and the other countries in which we operate. The majority of our operations are based in the United States, and a key strategic objective is to further embed our business within the U.S. market. Our international operations include our production facility in Cape Town, South Africa and various ground station locations in Europe, Asia, Australia, Africa, and South America. If we expand internationally, we will be subject to additional rules and regulations, see “Risk Factors—Risks Related to Our Business—As we continue to expand our ground station footprint outside the United States, we will be exposed to a variety of risks associated with international operations that could materially and adversely affect our business” in Item 1A of Part I of this Annual Report on Form 10-K.

Further, our business is subject to, and we must comply with, stringent U.S. import and export control laws, including the Export Administration Regulations (the “EAR”) and the International Traffic in Arms Regulations (“ITAR”). The EAR, which generally applies to our products, regulates the export of hardware, software, and technology that has commercial or “dual-use” applications (i.e., for both military and commercial applications) or that have military or space-related applications that are not subject to the ITAR. The ITAR, which may apply to certain components or other aspects of our operations, generally restricts the export of hardware, software, technical data and services that have more sensitive defense or strategic applications. The regulations exist to advance the national security and foreign policy interests of the United States.

The U.S. government agencies responsible for administering the ITAR and the EAR have significant discretion in the interpretation and enforcement of these regulations. The agencies also have significant discretion in approving, denying, or conditioning authorizations to engage in controlled activities. Such decisions are influenced by the U.S. government’s commitments to multilateral export control regimes, particularly the Missile Technology Control Regime with respect to the spacecraft business. See “Risk Factors—Risks Related to Our Business” in Item 1A of Part I of this Annual Report on Form 10-K for a discussion of material risks to us, including, to the extent material, to our competitive position, relating to governmental regulations.

Many different types of internal controls and efforts are required to ensure compliance with such export control rules. In particular, we are required to maintain a registration under the ITAR; determine the proper licensing jurisdiction and classification of products, software and technology; and obtain licenses or other forms of U.S. government authorizations to engage in activities, including the performance of services for foreign persons, related to and that support our spaceflight business. The authorization requirements include the need to get permission to release controlled technology to foreign person employees and other foreign persons. The inability to secure and maintain necessary licenses and other authorizations could negatively affect our ability to compete successfully or to operate our spaceflight business as planned. Any changes in the export control regulations or U.S. government licensing policy, such as that necessary to implement U.S. government commitments to multilateral control regimes, may restrict our operations. Failures by us to comply with export control laws and regulations could result in civil or criminal penalties, fines, investigations, more onerous compliance requirements, loss of export privileges, debarment from government contracts, or limitations on our ability to enter into contracts with the U.S. government.

The nature of the work we do for the federal government may also limit the parties who may invest in or acquire us. Export laws may keep us from providing potential foreign acquirers with a review of the technical data they would be acquiring. In addition, there are special requirements for foreign parties who wish to buy or acquire control or influence over companies that control technology or produce goods in the security interests of the United States. There may need to be a review under the Exon-Florio provisions of the Defense Production Act, including review by the Committee on Foreign Investment in the United States (“CFIUS”) and the Foreign Investment Risk Review Modernization Act (“FIRRMA”). The government may require a prospective foreign owner to establish intermediaries to actually run that part of the Company that does classified work, and establishing a subsidiary and its separate operation may make such an acquisition less appealing to such potential acquirers.

While there are no current regulatory matters that we expect to be material to our business, there can be no assurance that existing or future laws, regulations, and standards applicable to our operations will not lead to a material adverse impact on our business, results of operations, prospects, or financial condition. If new and more stringent government regulations are adopted, if industry oversight increases, or if we become subject to new international government regulations as a result of international expansion, we may incur significant expenses to comply with any new regulations or heightened industry oversight that are not addressed by our existing activities. See “Risk Factors—Risks Related to Our Business—Our business is subject to various regulatory risks that could adversely affect our operations” in Item 1A of Part I of this Annual Report on Form 10-K.

Government Contracts

A material portion of our revenue is derived from contracts, directly or indirectly, with the U.S. government that are subject to U.S. government contracting rules and regulations and therefore are subject to the business risks specific to the defense industry, including the ability of the U.S. government to unilaterally: (1) suspend us from receiving new contracts; (2) terminate existing contracts at its convenience and without significant notice; (3) reduce the value of existing contracts; (4) audit our payments issued; and (5) revoke required security clearances. Violations of government procurement laws could result in civil or criminal penalties.

We also need special security clearances to continue working on and advancing certain of our programs and contracts with the U.S. government. Classified programs generally will require that we comply with various Executive Orders, federal laws and regulations and customer security requirements that may include restrictions on how we develop, store, protect and share information, and may require our employees to obtain government clearances.

Environmental, Health, and Safety Matters

Our operations and facilities are subject to an extensive regulatory framework of federal, state, local environmental, health, and safety laws, and regulations and permits that govern, among other things, employee health and safety, discharges of pollutants, the generation, handling, storage and disposal of potentially hazardous materials and wastes, and the investigation and remediation of certain materials, substances, and wastes. Non-compliance with such laws, regulations and permits could result in substantial fines, penalties, litigation, liabilities or obligations. In addition, such laws and regulations may require us to investigate and remediate the effects of the release or disposal of materials at sites associated with past and present operations, and any obligations to remediate and investigate could be joint and several without regard to fault. See “Risk Factors—Risks Related to Our Business—Environmental matters, including costs associated with compliance and remediation efforts and government and third-party claims, could have a material adverse effect on our reputation and our business, financial condition, and results of operations” in Item 1A of Part I of this Annual Report on Form 10-K.

Human Capital

As of December 31, 2025, we had 710 full-time employees, none of whom is subject to any collective bargaining agreement. We consider our employee relations to be good. Our success depends, in part, on our continuing ability to identify, hire, attract, train, and develop highly qualified personnel and we believe our Denver-based business provides access to a deep pool of aerospace talent. The majority of our employees are engaged in engineering, manufacturing and mission operations roles, and experienced and highly skilled employees in these areas are in high demand. Competition for these employees can be intense, and there may be concerns regarding new employees’ unauthorized disclosure of competitors’ trade secrets. Generally, each employee is required to sign a confidentiality, non-disclosure, and non-use agreement with us.

Available Information

Our internet website address is www.yorkspacesystems.com. The contents of our website are not deemed to be part of this Annual Report on Form 10-K or any other filings with the U.S. Securities and Exchange Commission (“SEC”). Our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and any amendments to those reports are available free of charge on our Investor Relations website at https://ir.yorkspacesystems.com/ as soon as reasonably practicable after such material is electronically filed with, or furnished to, the SEC. These filings are also available at the SEC’s website, www.sec.gov.

Item 1A Risk Factors
Investing in our common stock involves a high degree of risk. Before you decide to invest in our common stock, you should consider carefully the risks described below, together with the other information contained in this Annual Report on Form 10-K, including our consolidated financial statements and the related notes appearing elsewhere in this Annual Report on Form 10-K. We believe the risks described below are the risks that are material to us as of the date of this Annual Report on Form 10-K. If any of the following risks actually occur, our business, financial condition, results of operations, and future growth prospects could be materially and adversely affected. In these circumstances, the market price of our common stock could decline, and you may lose all or part of your investment.

Summary of Risks

Some of the most significant risks we face are the following:

•we may experience cost overruns on our contracts, including before final receipt of a contract, which would require us to absorb the excess costs and potentially reduce our cash flow and profitability;
•concentration of our customers and backlog, in particular our largest customer, the SDA;

•we may fail to implement and maintain an effective system of internal control over financial reporting, and as a result may not be able to accurately determine or disclose our financial results;

•our operating results may fluctuate significantly;

•significant competition in the global space and satellite market;

•our failure to manage our growth effectively and our ability to achieve and maintain profitability;

•any failure of our spacecraft systems and related software to operate as intended, resulting in warranty claims for product failures, schedule delays or other problems with existing or new products;

•our revenue, results of operations and reputation may be negatively impacted if our products contain defects or fail to operate in the expected manner;

•our failure to establish and maintain important relationships with government agencies and prime contractors;

•our future revenue and operating results are dependent on our ability to generate a sustainable order rate for our products and services, and develop new technologies to meet the needs of our customers or potential new customers;

•our contracts with the U.S. government may be terminated by the U.S. government at any time;

•we are dependent on our current CEO and other members of management, as well as our highly trained employees;

•our dependence on contracts entered into in the ordinary course of business and our dependence on major customers and vendors;

•the scarcity or unavailability of critical components used to manufacture our products or used in our development programs;

•the market for spacecraft platforms and satellite software is still emerging and shifting, and the market may not achieve the growth potential we expect;

•uncertain global macro-economic and political conditions, including the implementation of tariffs;

•disruptions in U.S. government operations and funding and budgetary priorities of the U.S. government;

•a failure of our information technology systems, physical or electronic security protections;

•adverse publicity stemming from any incident involving us, our competitors, or our customers;

•the failure to adequately protect our proprietary intellectual property rights;

•the inability to comply with any of our contracts or meet eligibility requirements to obtain certain government contracts;

•limitations on investor insight into portions of our business due to our classified contracts with the U.S. government;

•the potential inability to realize our backlog;

•our business is subject to a wide variety of extensive and evolving government laws and regulations and contracting in the defense industry is subject to significant regulation;

•we are subject to complex tax laws;

•we have substantial indebtedness, and we may not be able to generate sufficient cash to service all of such indebtedness;

•the market price of our common stock may be volatile or decline steeply or suddenly regardless of our operating performance and you may not be able to resell your shares at or above the price at which you purchased them;

•we incur increased costs and devote substantial management time as a result of operating as a public company;

•AE Industrial Partners controls us, and its interests may conflict with ours or yours in the future;

•provisions in our certificate of incorporation and bylaws could make a merger, tender offer, or proxy contest difficult, thereby depressing the trading price of our common stock; and

•we are a “controlled company” within the meaning of the NYSE rules and, as a result, qualify for and intend to rely on exemptions from certain corporate governance requirements.

These and other risks are more fully described below. If any of these risks actually occurs, our business, financial condition, results of operations, cash flows, and prospects could be materially and adversely affected. As a result, you could lose all or part of your investment in our common stock.
Risks Related to Our Business

If we experience cost overruns on our contracts, we would have to absorb the excess costs which could adversely affect our financial results.
During the year ended December 31, 2025, the majority of our net sales were from long-term firm-fixed-price (“FFP”) production contracts. Under FFP contracts, we agree to perform specified work for a fixed price and realize all of the profit or loss resulting from variations in the costs of performing the contract. As a result, all FFP contracts involve the inherent risk of unreimbursed cost overruns. We have in the past incurred, and expect in the future to incur unanticipated cost overruns on a FFP contract, harming our profitability. Future profitability is subject to risks including the ability of suppliers to deliver components of acceptable quality on schedule. Our FFP contracts include development work. This type of work is inherently more uncertain as to future events than non-development contracts, and, as a result, there is typically more variability in estimates of the costs to complete the development stage. While management uses its best judgment to estimate costs associated with FFP development, future events could result in adjustments to those estimates.

We derive a substantial amount of our revenues and backlog from our largest customer, the Space Development Agency. A material adverse change in the SDA’s mandate could materially reduce our revenues and backlog.
As of and for the year ended December 31, 2025, the SDA accounted for substantially all of our revenue and backlog. A material change in the SDA’s mandate or spending could reduce future revenues we receive from the SDA, and could materially reduce our revenues and backlog. The SDA could change its ordering patterns or spending strategy, be delayed in the fulfillment of its contractual obligations to us, reduce or cease its use of our services, or become unable to pay for services it had contracted to buy, whether due to a downturn in appropriations, a government shutdown or various other causes, including the risk of changes to future government funding levels, which may be substantially curtailed or abandoned and result in contract cancellations, modifications, delays, or reduction in orders. In particular, the current U.S. presidential administration has indicated it is committed to decreasing federal spending and the size of the federal government. If the current administration were to take actions that impacted the amount the SDA is able to spend on our services, it could materially adversely impact our business, results of operations, and financial condition. In addition, under our contracts, the SDA generally has the right to terminate, cancel, or curtail its contracts with us for convenience. Any decision by the SDA to terminate, cancel, or curtail our contracts would adversely affect our backlog revenues, revenue growth, and profitability. If our backlog is reduced as a result of any of the foregoing factors or for other reasons, including terminations for convenience, our revenues, operating margins, and cash flows would be further negatively impacted.
Our quarterly operating results have fluctuated and may in the future fluctuate and be less than prior periods, our projections or the expectations of securities analysts or investors, which could materially adversely affect our stock price.
Our operating results have fluctuated from quarter to quarter at points in the past, and they may do so in the future. Therefore, results of any one fiscal quarter are not a reliable indication of results to be expected for any other fiscal quarter or for any year. If we fail to increase our results over prior periods, to achieve our projected results or to meet the expectations of securities analysts or investors, our stock price may decline, and the decrease in the stock price may be disproportionate to the shortfall in our financial performance. Results may be affected by various factors, including those described in these risk factors. We consider strategic acquisitions of businesses and other investments which may be costly, time consuming and challenging to consummate and/or integrate with our existing businesses, and may result in fluctuations in our operating results and financial position across periods that may be unrelated to our underlying performance. Any particular acquisition or other investment we make could prove less successful than anticipated and have a negative effect on our business.
Our limited operating history in an evolving industry makes it difficult to evaluate our business and future prospects and the risks and challenges we may encounter.
We have a limited operating history in a rapidly evolving industry that may not develop in a manner favorable to our business. While our business has grown, and much of that growth has occurred in recent periods, the markets for spacecraft and related software, components and services may not continue to develop in a manner that we expect or that otherwise would be favorable to our business. As a result of our limited operating history and ongoing changes in our new and evolving industry, including evolving demand for our products and services, our ability to forecast our future results of operations and plan for and model future growth is limited and subject to a number of uncertainties. We have encountered and expect to continue to encounter risks and uncertainties frequently experienced by growing companies in rapidly evolving industries, such as the risks and uncertainties described herein. Accordingly, we may be unable to prepare accurate internal financial forecasts or replace anticipated revenue that we do not receive as a result of delays arising from these factors or cancellations of government programs, and our results of operations in future reporting periods may be below the expectations of investors or analysts. If we do not address these risks successfully, our results of operations could differ materially from our estimates and forecasts or the expectations of investors or analysts, causing our business to suffer and our common stock price to decline.
We have identified material weaknesses in our internal control over financial reporting. If we are unable to remediate these material weaknesses or maintain effective internal controls, the accuracy and timeliness of our financial reporting may be materially adversely affected, which could cause the market price of our common stock to decline, lessen investor confidence and harm our business.
We have identified material weaknesses in our internal control over financial reporting relating to:
•identifying the correct measure of progress related to our over-time revenue recognition;

•maintaining effective controls to sufficiently review the completeness and accuracy of the annual tax provision;
•classification of preferred units on the balance sheet and the related required recognition of dividends associated with the redeemable preferred units; and
•reclassification of direct and indirect costs associated with production from selling, general and administrative expenses to cost of goods sold.

The Public Company Accounting Oversight Board (United States) defines a material weakness as “a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.” The Company has performed additional accounting analysis and other procedures, including consulting with third-party subject matter experts, to ensure the proper accounting and financial disclosures for these items. The Company recently hired a Chief Accounting Officer and will continue to utilize third-party subject matter experts to enhance its internal controls processes. In connection with the filing of this Annual Report on Form 10-K, management concluded that the previously identified material weaknesses related to (i) maintaining effective controls to sufficiently review the completeness and accuracy of the annual tax provision; (ii) the classification of preferred units on the balance sheet and the related required recognition of dividends associated with the redeemable preferred units; and (iii) the reclassification of direct and indirect costs associated with production from selling, general and administrative to cost of goods sold, have been remediated. However, the remaining previously identified weakness related to identifying the correct measure of progress related to our over-time revenue recognition has not yet been remediated.

Until our remediation plan with respect to the remaining material weakness is implemented, tested, and deemed effective, we cannot assure that our actions will adequately remediate the remaining material weakness or that additional material weaknesses in our internal controls will not be identified in the future. As a public company, the Company will be required, pursuant to Section 404 of the Sarbanes-Oxley Act, to furnish a report by management on, among other things, the effectiveness of its internal control over financial reporting in future annual reports on Form 10-K to be filed with the SEC beginning with the second annual report following our IPO. Failure to comply with the Sarbanes-Oxley Act could potentially subject us to sanctions or investigations by the SEC, or other regulatory authorities, which would require additional financial and management resources. If we are unable to conclude on an ongoing basis that we have effective internal control over financial reporting in accordance with Section 404, our independent registered public accounting firm would issue an unqualified opinion. However, for as long as the Company is an emerging growth company under the JOBS Act, its independent registered public accounting firm will not be required to attest to the effectiveness of its internal control over financial reporting pursuant to Section 404 of the Sarbanes-Oxley Act. We could be an emerging growth company for up to five years from the last day of the fiscal year of our IPO. Our inability to conclude that we have effective internal control over financial reporting, could cause investors to lose confidence in our reported financial information, which could have a material adverse effect on the trading price of our common stock. Failure to remedy the remaining or any future material weakness in our internal control over financial reporting, or to implement or maintain other effective control systems required of public companies, could also restrict our future access to the capital markets.

If we fail to implement and maintain an effective system of internal control over financial reporting, we may not be able to accurately determine or disclose our financial results. As a result, our stockholders could lose confidence in our financial results.
As a publicly traded company, we are subject to the informational requirements of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and are required to file reports and other information with the SEC. As a publicly traded company, we are required to maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports that we file with, or submit to, the SEC is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. They include controls and procedures designed to ensure that information required to be disclosed in reports filed with, or submitted to, the SEC is accumulated and communicated to management, including our principal executive and principal financial officers, to allow timely decisions regarding required disclosure. Effective disclosure controls and procedures are necessary for us to provide reliable reports, effectively prevent and detect fraud, and to operate successfully as a public company. Designing and implementing effective disclosure controls and procedures is a continuous effort that requires significant resources and devotion of time. In connection with the filing of this Annual Report on Form 10-K, we have an unremediated material weakness, and previously had other material weaknesses and may in the future discover deficiencies in our disclosure controls and procedures that may be difficult or time consuming to remediate in a timely manner. Our failure to maintain effective disclosure controls and procedures and effective internal control over financial reporting, or to timely effect the necessary improvements thereto, could cause us to fail to meet our reporting obligations (which could affect the listing of our common stock on the NYSE). Additionally, our ineffective disclosure controls and procedures and internal control over financial reporting could also adversely affect our ability to prevent or detect fraud, harm our reputation and cause investors to lose confidence in our reports filed with, or submitted to, the SEC, which would likely have a negative effect on the market price of our common stock.

Failure to comply with the requirements of the National Industrial Security Program Operating Manual Rule could result in interruption, delay, or suspension of our ability to provide our products and services and could result in loss of current and future business with the U.S. government.
Certain contracts with the U.S. government require us to be issued facility security clearances under the National Industrial Security Program Operating Manual (NISPOM) Rule. The National Industrial Security Program requires that a corporation maintaining a facility security clearance be effectively insulated from foreign ownership, control, or influence (“FOCI”). Failure to maintain an agreement with the DoD regarding the appropriate FOCI mitigation arrangement could result in invalidation or termination of the facility security clearances, which in turn would mean that we would not be able to enter into future contracts with the U.S. government requiring facility security clearances, and which may result in the loss of our ability to complete existing contracts with the U.S. government.
If we fail to establish and maintain important relationships with government agencies and prime contractors, our ability to successfully maintain and develop new business could be materially adversely affected.
Our reputation and relationship with the U.S. government, and in particular with the agencies of the DoD and the U.S. intelligence community, are key factors in maintaining and developing new business opportunities. In addition, we often act as a subcontractor or in teaming arrangements in which we and other contractors bid together on particular contracts or programs for the U.S. government or government agencies. We expect to continue to depend on relationships with other prime contractors for a portion of our revenue for the foreseeable future. Negative press reports regarding conflicts of interest, poor contract performance, employee misconduct, information security breaches or other aspects of our business, regardless of accuracy, could harm our reputation. Additionally, as a subcontractor or team member, we often lack control over fulfillment of a contract, and poor performance on the contract could tarnish our reputation, even when we perform as required. As a result, we may be unable to successfully maintain our relationships with government agencies or prime contractors, and any failure to do so could materially adversely affect our ability to maintain our existing business and compete successfully for new business.
We face significant competition in the global space and satellite market.
We operate in the highly competitive global space and satellite industry, which has been more competitive recently, given the increased focus of the U.S. presidential administration on human missions to space. Competitors range in size from divisions of large public corporations to small, privately held entities. We face intense competition in the global space and satellite market. Many of our current and potential competitors are larger and have substantially greater financial or other resources than we currently have or expect to have in the future, and thus may be better positioned to exploit the market need for spacecraft propulsion systems, satellite and launch services for payloads with targeted orbital delivery. Our ability to compete depends on high product performance, consistent high quality, short lead time and timely delivery, competitive pricing, superior customer service and support, and continued certification under customer quality requirements and assurance programs. Our competitors may also be able to devote greater resources to the development of their current and future technologies, which could overlap with our technologies, or the promotion and sale of their products and services. Our competitors could offer products and services at lower prices, which could undercut our business strategy and potential competitive edge. Our current and potential competitors may also establish cooperative or strategic relationships amongst themselves or with third parties that may further enhance their resources and offerings relative to ours, and may reduce the size of our addressable market. Further, it is possible that domestic or foreign companies or governments, some with greater experience in the aerospace industry or greater financial resources than we possess, will seek to provide products or services that compete directly or indirectly with ours in the future. Any such foreign competitor could benefit from subsidies from, or other protective measures by, its home country. We believe our ability to compete successfully as a provider of comprehensive space mission solutions does and will depend on number of factors, which may change in the future due to increased competition, including the price of our products and services, customer satisfaction for the experiences we offer, and the frequency and availability of our products and services. If we encounter difficulties in scaling our production capabilities, if we fail to develop and successfully commercialize our spacecraft systems, and related software, components and services, if we fail to develop such technologies before our competitors, or if such technologies fail to perform as expected, are inferior to those of our competitors or are perceived as less safe than those of our competitors, our business, financial condition, and results of operations could be materially and adversely impacted.

If we are unable to manage the increasing technological complexity of our business, or achieve or manage our expected growth, our business could be adversely affected.
The technological complexity of our business has increased significantly over the last several years. This increased complexity and our expected growth has placed, and will continue to place, a strain on our management and our administrative, operational, and financial infrastructure. We anticipate that a further growth of headcount and facilities, domestically as well as internationally, will be required to address expansion in our product and service offerings and the geographic scope of our customer base. However, if we are unsuccessful in our efforts, our business could decline. Our success will depend in part upon the ability of our senior management to manage our increased complexity and expected growth effectively. To do so, we must continue to hire, train, manage, and integrate a significant number of qualified managers and engineers. If our new employees perform poorly, or if we are unsuccessful in hiring, training, managing, and integrating these new employees, or retaining these or our existing employees, then our business may experience declines. To support our expected growth, we must continue to improve our operational, financial, and management information systems. If we are unable to manage our growth while maintaining our quality of service, or if new systems that we implement to assist in managing our growth do not produce the expected benefits, then our business, financial condition, and results of operations could be materially adversely affected.
If our spacecraft systems and related software and components fail to operate as intended, we may experience claims for product failures, schedule delays or other problems with existing or new products, which could have a material adverse effect on our business, financial condition, and results of operations.
Many of the spacecraft systems and related software and components we develop and manufacture are technologically advanced systems that must function under demanding operating conditions. The sophisticated and rigorous design, manufacturing, and testing processes and practices we employ do not entirely prevent the risk that we may not be able to successfully manufacture our products on schedule or that our products may not perform as intended, whether due to reasons attributable to us or third parties (such as technical limitations of customer payloads or our suppliers’ launch vehicles). When our products and services fail to perform adequately, some of our contracts require us to forfeit a portion of our expected profit, receive reduced payments, provide a replacement product or service, or reduce the price of subsequent sales to the same customer. Performance penalties may also be imposed when we fail to meet delivery schedules or other measures of contract performance. Our business partners may also cancel existing contracts, which could adversely affect our backlog, business, results of operations, and financial condition. We do not generally insure against potential costs resulting from any required remedial actions or costs or loss of sales due to postponement or cancellation of scheduled operations or product deliveries.
Our revenue, results of operations and reputation may be negatively impacted if our products contain defects or fail to operate in the expected manner.
We sell complex and technologically advanced products and services, including spacecraft solutions and services and related technology and components. Sophisticated software used in our products and services, including software developed by us, may contain defects that can unexpectedly interfere with the software’s intended operation. Defects may also occur in components and products that we manufacture or purchase from third parties. Most of the spacecraft and related software and components we have developed must function under demanding and unpredictable operating conditions and in harsh and potentially destructive environments. Our products and services may not be successfully implemented, pass required acceptance criteria, or operate or give the desired output, or we may not be able to detect and fix all defects in the spacecraft and related software and components and systems we sell and/or use. Failure to do so could result in lost backlog and revenue and damage to our reputation and may adversely affect our ability to win new contract awards.
Our future revenue and operating results are dependent on our ability to generate a sustainable order rate for our products and services and develop new technologies to meet the needs of our customers or potential new customers.
The ability to generate a sustainable order rate for our products and services can be challenging and may fluctuate on an annual basis as the number of contracts awarded varies. If we are unable to win new awards or execute existing contracts as expected, our business, financial condition and results of operations could be further adversely affected. Furthermore, if our customers experience delays or technical challenges with their products or services or exercise delay or termination rights under new or existing contracts, our ability to recognize the full potential value of such contracts could also adversely affect our business, financial condition and results of operations

The cyclical nature of the satellite market could negatively impact our ability to accurately forecast customer demand. The markets that we serve may not grow in the future and we may not be able to maintain adequate gross margins or profits in these markets. Our growth is dependent on the growth in the sales of services provided by our customers, our customers’ ability to anticipate market trends, and our ability to anticipate changes in the businesses of our customers and to successfully identify and enter new markets. If we fail to anticipate such changes in demand, or such demand does not materialize to the extent we expected or at all, our business, financial condition and results of operations could be adversely affected.
The satellite industry is characterized by development of technologies to meet changing customer demand for complex and reliable products and services. Our products and services embody complex technology and may not always be compatible with current and evolving technical standards and systems developed by others. Failure or delays to meet the requisite and evolving industry or user standards could have a material adverse effect on our business, financial condition and results of operations. Failure of suppliers to deliver against end customer requirements could lead to a material adverse effect on our financial results.
We have previously experienced, and may experience in the future, delays or other complications in the design, manufacture and commercialization of new satellites, satellite components and related services and technology. If we fail to develop and successfully commercialize new technologies, if we fail to develop such technologies before our competitors, or if such technologies fail to perform as expected, or are inferior to those of our competitors, our business, financial condition and results of operations could be materially and adversely impacted.
Our contracts with the U.S. government may be terminated by the U.S. government at any time, which could have a material adverse effect on us.
Government contract laws and regulations can impose terms or obligations that are different than those typically found in commercial transactions. For example, the U.S. government may terminate any of our government contracts and subcontracts without cause. Upon the termination for convenience of a FFP contract, we expect to be entitled to receive the purchase price for delivered items, reimbursement for allowable costs for work-in-process and an allowance for profit on the contract. However, U.S. government programs do not always have sufficient funds to cover termination settlements when the costs to terminate for convenience would exceed the amount of appropriated funds. Under such circumstances, the U.S. government could assert that it is not required to appropriate additional funding, which would negatively affect our expected profit and cash flows. Additionally, we typically contract with the U.S. government through Other Transaction Agreements (“OTAs”), which are not subject to certain provisions under the Federal Acquisition Regulation (“FAR”). The U.S. government has greater flexibility to terminate OTAs without cause, and to determine the amount payable to us in the event of a termination without cause, than under standard federal procurement contracts subject to the FAR. As a result, the U.S. government could terminate its existing OTAs with us more easily than other contracts that are subject to the FAR, which could negatively impact our business, prospects and results of operations.
In the event of a termination of a government contract for our default, the U.S. government could make claims to reduce the value of the relevant contract or recover its procurement costs and could assess other special penalties. In addition, a termination arising out of our default may expose us to liability and could have a material adverse effect on our ability to compete for future contracts and orders. In addition, the U.S. government could terminate a prime contract under which we are a subcontractor for any reason, including a default by the prime contractor, notwithstanding the fact that our performance and the quality of the products or services we delivered were consistent with our contractual obligations as a subcontractor. Further, some portion of our government contracts could operate for periods of time under Undefinitized Contract Actions (“UCAs”), under which we begin performing certain obligations before the parties agree to complete terms and specifications, and prior to the submission of a price proposal (but potentially after being required to submit a CROM). While operating under UCAs, the government may require us to submit a Ceiling Rough Order of Magnitude (“CROM”), which imposes a maximum adjustment to be made in the total agreement price or other terms, such as delivery schedule or time of performance. In light of the uncertainty around price and availability of component parts or other inputs, availability of labor and technical expertise, and timing of contract fulfillment, among other factors, we cannot guarantee that any CROM we submit would accurately capture all aspects of price or account for all potential delays in fulfilling a particular contract operating under UCA. As a result, this ceiling may cause our costs to exceed those included in the CROM under a particular contract or could result in our default under a particular contract, each of which could negatively impact our expected profit and cash flows and the price of our common stock.
Additionally, certain of our U.S. government contracts span one or more programs or efforts, including a base period, and may include multiple options. The U.S. government could decide not to exercise any of these options, which could result in a loss of expected sales or profits. In addition, the U.S. government may decide to exercise options for contracts under which it is expected that our costs may exceed the contract price or terms contained in the applicable CROM, which could result in unreimbursed costs and potential losses.
Our inability to hire or retain key personnel could have a material adverse effect on us.
Our success depends, in part, on our ability to retain and hire key personnel. We depend on our current CEO and other executive officers, senior management team, and highly trained employees, and any work stoppage, difficulty in hiring similar employees, or ineffective succession planning could materially adversely affect our business and could impair our relationships with U.S. government customers and disrupt the management of our business. Our operating performance is also dependent upon personnel who hold security clearances and receive substantial training to work on certain programs or tasks and can be difficult to replace on a timely basis if we experience unplanned attrition.
Because our products are highly engineered, we depend on an educated and trained workforce. There is substantial competition for skilled personnel in our industry, and we could be materially adversely affected by a shortage of skilled employees. We may not be able to fill new positions or vacancies created by expansion or turnover or attract and retain qualified personnel. We may not be able to continue to hire, train, and retain qualified employees at current wage rates since we operate in a competitive labor market, and significant other pressures on wages, including inflation, currently exist. In addition, our success depends in part on our ability to attract and motivate senior management and highly skilled key employees, including engineering, manufacturing and quality assurance, design, finance, marketing, sales and support, and finance and accounting personnel. Achieving this objective may be difficult due to a variety of factors, including fluctuations in economic and industry conditions, competitors hiring practices, and the effectiveness of our compensation programs. Competition for qualified personnel can be strong. Our senior management team has extensive experience in the aerospace industry, and we believe that their depth of experience is instrumental to our continued success. The loss of any one or more members of our senior management team, for any reason, including resignation or retirement, could impair our ability to execute our business strategy, and if we are unable to effectively provide for the succession of key personnel, senior management, and our executive officers, our business, financial condition, and results of operations could be materially adversely affected. We depend on our ability to recruit and retain employees who have advanced engineering and technical services skills and who work well with our customers. These employees are in great demand and are likely to remain a limited resource in the foreseeable future. Often, significant amounts of time and resources are required to train technical, sales and other personnel. The current tight labor market has adversely impacted our ability to recruit qualified personnel, including engineers. Increased restrictions on the import or retention of foreign labor may also increase demand for engineering personnel and adversely impact our ability to hire and retain qualified personnel. Further, significant amounts of time and resources are required to train technical, sales, and other personnel, and we may lose new employees to our competitors or other companies before we realize the benefit of our investment in recruiting and training them. If we are unable to recruit and retain a sufficient number of these employees, then our ability to maintain our competitiveness and grow our business could be negatively affected. In addition, because of the highly technical nature of our products, the loss of any significant number of our existing engineering personnel could have a material adverse effect on our business and operating results. Furthermore, the relationships and reputation that our CEO and other members of our senior management team have established and maintain with U.S. government agencies and personnel contribute to our ability to maintain strong customer relationships and to identify new business opportunities. The loss of any member of our senior management could impair our ability to identify and secure new contracts, to maintain good customer relations, and to otherwise manage our business. Also, to the extent we hire personnel from competitors, we may be subject to allegations that they have been improperly solicited or divulged proprietary or other confidential information. If we are unable to attract and retain the qualified personnel we need to succeed, our business would suffer.
We often rely on a single vendor or a limited number of vendors to provide certain key products or services and the inability of these key vendors to meet our needs could have a material adverse effect on our business.
Historically, we have contracted with a single vendor or a limited number of vendors to provide certain key products or services, such as solar array wings, inertial measurement units, primary structures, GPS receivers, star trackers, payload interface flight computers, radios, and propulsion. In addition, our manufacturing operations depend on specific technologies and companies for which there may be a limited number of vendors. If these vendors are unable to meet our needs because they fail to perform adequately, are unable to match new technological requirements or problems, or are unable to dedicate engineering and other resources necessary to provide the services contracted for, our business, financial condition, and results of operations may be adversely affected. While alternative sources for these products, services, and technologies may exist or develop in the future, and we have undertaken efforts to find or develop additional sources of these supplies, we may not be able to develop these alternative sources quickly and cost-effectively, which could materially impair our ability to operate our business. Furthermore, our current or future vendors may request changes in pricing, payment terms, or other contractual obligations, which could cause us to make substantial additional investments. Additionally, certain of our suppliers’ employees are represented by labor unions, and any labor union actions at our suppliers may also affect us. Work stoppages could delay the production and/or development of our products, which could strain relationships with customers and cause a loss of revenues which could adversely affect our operations.
If critical components used to manufacture our products or used in our development programs become scarce or unavailable, then we may incur delays in manufacturing and delivery of our products and in completing our development programs, which could damage our business.
Our ability to meet customers’ demands depends, in part, on our ability to obtain timely and adequate delivery of quality materials, parts and components from our suppliers. We obtain certain of our hardware components, various subsystems and systems from a limited group of suppliers, some of which are sole source suppliers. Although we hold long-term contracts with certain key suppliers that establish pricing, minimize lead times and to some degree mitigate risk, we do not have long-term agreements with all suppliers that obligate them to continue to sell components, products required to build our systems or products to us. Our reliance on suppliers without long-term contracts involves significant risks and uncertainties, including whether our suppliers will provide an adequate supply of required components or products of sufficient quality, will increase prices for the components or products and will perform their obligations on a timely basis. In addition, certain components used in the manufacture of our products and in our development programs are periodically subject to supply shortages, and our business is subject to the risk of price increases and periodic delays in delivery. Particularly, the market for electronic components has been and currently still is experiencing increased demand and a global shortage of semiconductors, creating substantial uncertainty regarding our suppliers’ ongoing timely delivery of these components to us. Shortages in components for our products and delays in obtaining components for our products could cause customers to terminate their contracts with us, delay orders from us or cause us to delay accepting orders, negatively impact our ability to win new programs and/or contracts, negatively impact and disrupt our development programs, increase our costs and materially adversely affect our business, results of operations, prospects and financial condition. Moreover, if any of our suppliers become capacity constrained, financially unstable or otherwise unable or unwilling to provide us with components or other inputs, then we may have to find new suppliers. It may take several months to locate alternative suppliers, if required, or to redesign our products to accommodate components from different suppliers. Even if we identify alternate suppliers, we may experience significant delays in manufacturing and shipping our products to customers and incur additional development, manufacturing and other costs to establish such alternative sources, be required to redesign our products and to complete additional quality control procedures. In addition, credit constraints of key suppliers could result in accelerated payment of accounts payable by us, adversely impacting our cash flow. We have experienced increased costs for components, as well as increased shipping, warehousing and inventory costs. We cannot predict the extent to which these costs will continue and/or continue to increase or if we will be able to obtain replacement components within the time frames that we require at an affordable cost, if at all. Additionally, shortages of components may result in increased inventory of unfinished products and significant quantities of other unused components remaining in inventory, which could expose us to increased risks of obsolescence and losses which may not be fully covered by insurance.
Our leases may be terminated or we may be unable to renew our leases on acceptable terms and if we wish to relocate, we may incur additional costs if we terminate a lease.
We have made significant capital expenditures to improve several of our leased facilities in order to make them suitable for our purposes as well as to meet requirements that we are subject to as a U.S. government contractor and obtain facility security clearances. However, at the end of the lease term and during any renewal period for a facility, we may be unable to renew the lease without substantial additional cost, if at all. If we are unable to renew our facility leases, we may close or relocate a facility, which could subject us to construction and other costs and risks, which in turn could have a material adverse effect on our business, results of operations, prospects and financial condition, including significant capital expenses that may materially impact our results of operations and ability to meet certain contractual schedule commitments. Additionally, we may have to seek qualification of any new facilities in order to meet customer or contractual requirements. We would also have to obtain facility security clearances for the new facility in order to continue to perform on classified contracts. Further, we may not be able to secure a replacement facility in a location that is as commercially viable as that of the lease we are unable to renew, due to contracts that may require us to have facilities in certain locations. Having to close a facility, even briefly to relocate, would reduce the sales that such facility would be able to contribute to our revenues. Additionally, a relocated facility may generate less revenue and profit, if any, than the facility it was established to replace. Many of our facilities are located on leased premises subject to non-cancellable leases. Typically, our leases have initial terms ranging from five to 10 years, with options to renew for specified periods of time.

We believe that our future leases will likely also be long-term and non-cancellable and have similar renewal options. If we close or stop fully utilizing a facility, we will most likely remain obligated to perform under the applicable lease, which would include, among other things, making the base rent payments, and paying insurance, taxes and other expenses on the leased property for the remainder of the lease term. Our inability to terminate a lease when we stop fully utilizing a facility could materially adversely impact our business, results of operations, prospects and financial condition.
The U.S. government’s budget deficit and the national debt, as well as any inability of the U.S. government to complete its budget process for any government fiscal year could have an adverse impact on our business, financial condition, and results of operations.
The U.S. government’s budget deficit and the national debt, as well as any inability of the U.S. government to complete its budget process for any government fiscal year and consequently having to shut down or operate on funding levels equivalent to its prior fiscal year pursuant to a continuing resolution, could have an adverse impact on our business, financial condition, and results of operations. Considerable uncertainty exists regarding how future budget and program decisions will unfold, including the defense spending priorities of the U.S. government, what challenges budget reductions will present for the defense industry and whether annual appropriations bills for all agencies will be enacted for U.S. government fiscal year 2026 and thereafter due to many factors, including but not limited to, changes in the political environment, and any resulting uncertainty or changes in policy or priorities and resultant funding. The U.S. government’s budget deficit and the national debt could have an adverse impact on our business, financial condition, and results of operations in a number of ways, including the following: The U.S. government could reduce or delay its spending on, reprioritize its spending away from, or decline to provide funding for the government programs in which we participate; U.S. government spending could be impacted by alternate arrangements to sequestration, which increases the uncertainty as to, and the difficulty in predicting, U.S. government spending priorities and levels; and we may experience declines in revenue, profitability, and cash flows as a result of reduced or delayed orders or payments or other factors caused by economic difficulties of our customers and prospective customers, including U.S. federal, state, and local governments. In particular, our future growth prospects would be adversely impacted if the Golden Dome is not pursued on the timeline we expect, or if funding for the project is less than we anticipate or if the project is structured in ways that are disadvantageous to us. In particular, the SDA is our largest customer and if it is not centrally involved in the contracting process for Golden Dome projects, we will need to compete for contract awards from new customers, and we may not have the same degree of success we historically have had with the SDA. In addition, if Golden Dome projects consist of a greater portion of cost plus contracts than we expect, our potential opportunity may be smaller than we expect. Furthermore, we believe continued budget pressures could have serious negative consequences for the security of the U.S., the defense industrial base and the customers, employees, suppliers, investors, and communities that rely on companies in the defense industrial base. Budget and program decisions made in this environment would have long-term implications for us and the entire defense industry.
Our business may be adversely affected by changes in budgetary priorities of the U.S. government.
Changes in federal government budgetary priorities could directly affect our financial performance and could have a material adverse effect on our business, results of operations, prospects, and financial condition. A significant decline in government expenditures, a shift of expenditures away from programs that support the industry in which we operate (including the Golden Dome project) or related industries or a change in federal government contracting policies could cause federal government agencies to reduce their purchases under contracts, to exercise their right to terminate contracts at any time without penalty or not to exercise options to renew contracts, any of which could result in decreased sales of our products, and could adversely impact the trading price of our common stock. In addition, if government budgets are not approved in a timely fashion, our U.S. government customers may not be able to start new programs and may not have adequate funding for existing programs, which could impact the progress in achieving certain milestones under our contracts and our business, results of operations, and financial condition.
Disruptions in U.S. government operations and funding could have a material adverse effect on our revenues, earnings, and cash flows, and otherwise adversely affect our financial condition.
Any disruptions in federal government operations could have a material adverse effect on our revenues, earnings, and cash flows. A prolonged failure to maintain significant U.S. government operations, particularly those pertaining to our business, could have a material adverse effect on our revenues, earnings, and cash flows. Continued uncertainty related to recent and future government shutdowns, the budget and/or the failure of the government to enact annual appropriations, such as long-term funding under a continuing resolution, could have a material adverse effect on our revenues, earnings, and cash flows. Additionally, disruptions in government operations may negatively impact regulatory approvals and guidance that are important to our operations. Our TAM assumes higher U.S. government spending in the future plus existing allocations, and therefore if the U.S. government spends less on the initiatives that we believe represent potential opportunities for our business, our TAM may be lower.
Uncertain global macro-economic and political conditions could materially adversely affect our results of operations and financial condition.
Our results of operations and growth prospects are materially affected by economic and political conditions in the United States and internationally, including inflation, deflation, interest rates, recession or fears of recession, availability of capital, energy and commodity prices, the availability and cost of labor, tariffs, trade laws and trade wars, and the effects of governmental initiatives to manage economic conditions. In particular, the reciprocal tariffs announced by the U.S. government and countermeasures taken in response thereto have adversely impacted global economic and political conditions, and could disrupt the business of our customers and suppliers, and thereby harm our business. In certain prior periods, we have seen a broad-based weakening in the global macroeconomic environment which has impacted and could impact in the future certain of our markets. Additionally, instability in the global credit markets, the impact of uncertainty regarding global trade and central bank monetary policy, the instability in the geopolitical environment in many parts of the world (including as a result of the ongoing Russia and Ukraine war, conflicts in the Middle East, including with Iran, and China-Taiwan relations), the current economic challenges in China, including global economic ramifications of Chinese economic difficulties, and other disruptions may continue to put pressure on global economic conditions. If global economic and market conditions, or economic conditions in key markets, remain uncertain or deteriorate further, we may experience material impacts on our business, financial condition, and results of operations. For example, such conditions may cause current or potential customers to delay or decrease spending on our products and services or render our suppliers unable to meet our demand requirements, maintain the pricing of their products or continue operations, as their businesses and/or budgets are impacted by economic conditions. The inability of current and potential customers to pay us for our products and services, and the inability of our suppliers to provide us with products or services with the expected volumes or prices, may adversely affect our earnings and cash flows. The current invasion of Ukraine by Russia has escalated tensions among the United States, NATO, and Russia. Such invasion, ongoing military conflict in the region, the conflict with Iran, resulting sanctions, and countermeasures by NATO states, the United States, and other countries, including countries in the Middle East, are leading to market disruptions, including significant volatility in commodity prices, credit, and capital markets, as well as supply chain interruptions for equipment, which could have an adverse impact on our operations and financial performance. Volatility in equity capital markets may adversely affect the market price of our common stock, which may affect our ability to fund our business through the sale of equity securities and retain key employees through our equity compensation plans.
The market for spacecraft platforms and satellite software is still emerging, and shifting, and the market may not achieve the growth potential we expect.
The market for in-space infrastructure services, in particular, spacecraft and satellite software, has not been well established and is still emerging and shifting, with many players acting as customers, prime contractors, or acquirers, or targets of acquisitions. Our estimates for the total addressable global satellite market are based on a number of internal and third-party estimates, including our backlog, the number of potential customers who have expressed interest in our spacecraft services, assumed prices and production costs for our spacecraft services, our assumptions regarding our ability to leverage our current manufacturing and operational processes, and general market conditions. While we believe our assumptions and the data underlying our estimates are reasonable at this date and time, these assumptions and estimates may not be correct and the conditions supporting our assumptions or estimates may change at any time, thereby reducing the predictive accuracy of these underlying factors. As a result, our estimates of the potential customers, total addressable market for our services, as well as the expected growth rate for the total addressable market for our services, may prove to be incorrect. Further, should any of our customers be acquired by one of our competitors, our future revenue and prospects may be impacted as those customers may decide not to continue to purchase our spacecraft and other services.
We may experience difficulties or disruptions in consummating future acquisitions and integrating the operations of acquired companies into our business, or entering into any partnerships or joint ventures, and in realizing the expected benefits of these transactions.
We may from time to time enter into transactions to acquire other businesses which are complementary to or expand our existing offerings, as we did when we acquired ATLAS Space Operations and Orbion Space Technology, Inc. We are currently evaluating acquisition opportunities, and although we are not party to any definitive agreements at this time and no acquisition is probable as of the date hereof, we are actively considering opportunities and may enter into a definitive agreement with respect thereto after the filing of this Annual Report on Form 10-K, and the transactions contemplated by such agreements could be material to our business. Acquisitions involve numerous risks, any of which could harm our business and negatively affect our financial condition and results of operations. As a public company, we will be subject to the reporting requirements of the Exchange Act and certain acquisitions, including acquisition opportunities we are currently considering, may be significant under Regulation S-X, requiring us to compile and file additional historical and/or pro forma financial information in connection with such acquisitions. In addition, the rules of the NYSE will limit our ability to issue equity securities as consideration in acquisition transactions without seeking shareholder approval. Any of these requirements could impair or delay our ability to negotiate, sign, and execute potentially desirable transactions and any disputes or litigation which may result from such transactions could be costly and time consuming. In addition, the Orbion Acquisition was, and other acquisitions we make, may be dilutive to our existing stockholders for a variety of reasons, including because we used equity for all or a portion of the consideration in connection with such acquisitions. The success of our acquisitions, once consummated, will depend in part on our ability to realize the anticipated business opportunities from combining their and our operations in an efficient and effective manner. These integration processes could take longer than anticipated and could result in the loss of key employees, the disruption of each company’s ongoing businesses, tax costs or inefficiencies, write-offs or impairments, or inconsistencies in standards, controls, information technology systems, procedures, and policies, as well as challenges with respect to remediating deficiencies or assuming liabilities for events occurring prior to the acquisition, such as cybersecurity incidents, any of which could adversely affect our ability to maintain relationships with customers, employees or other third parties, or our ability to achieve the anticipated benefits of the acquisitions, and could harm our financial performance. We may also evaluate potential partnerships or joint ventures with third parties. We may not be successful in identifying partnership and joint venture candidates, and any partnerships or joint ventures may not be successful, may reduce our cash reserves, may negatively affect our earnings and financial performance and, to the extent financed with the proceeds of debt, may increase our indebtedness. Pursuing acquisitions, partnerships and joint ventures may divert management’s time and resources from our core business and disrupt our operations or may result in conflicts with our business. We cannot ensure that any acquisition, partnership, or joint venture we make or enter into will not have a material adverse effect on our business, financial condition, and results of operations.
We may not be successful in developing new technology, and the technology we are successful in developing may not meet the needs of our customers or potential new customers.
The markets in which we operate are characterized by changing technology and evolving industry standards, and we may not be successful in identifying, developing, and marketing products and services that respond to rapid technological change, evolving technical standards and systems developed by others. Our competitors may develop technology that better meets the needs of our customers. Such development is also expensive. If we do not continue to develop, manufacture, and market innovative technologies or applications that meet customers’ requirements, or if we are unsuccessful in the development, manufacture or sale of any new technology or application we attempt to develop or are able to develop, sales may suffer, and our business may not continue to grow in line with historical rates or at all. If we are unable to achieve sustained growth, we may be unable to execute our business strategy, expand our business, or fund other liquidity needs, and our business prospects, financial condition, and results of operations could be materially and adversely affected.
We are subject to certain unique business risks as a result of supplying services to the U.S. government.
Companies engaged in supplying defense-related services to U.S. government agencies, whether through direct contracts with the U.S. government or as a subcontractor to customers contracting with the U.S. government, are subject to business risks specific to the defense industry. These risks include the ability of the U.S. government to unilaterally: (i) suspend us from receiving new contracts based on alleged violations of procurement laws or regulations; (ii) terminate existing contracts; (iii) revoke required security clearances; and (iv) reduce the value of existing contracts. U.S. government contracts can be terminated by the U.S. government at its convenience without notice. In addition, work we currently perform could be in-sourced by the federal government and, as a result, our revenues could be reduced. Moreover, our employees could also be hired by the government. This loss of our employees would necessitate the need to retain and train new employees. Moreover, U.S. government purchasing regulations contain a number of operational requirements that apply to entities engaged in government contracting. Failure to comply with such government contracting requirements could result in civil and criminal penalties that could have a material adverse effect on our business, financial condition, and results of operations. If a government inquiry or investigation uncovers improper or illegal activities, we could be subject to civil or criminal penalties or administrative sanctions, including contract termination, fines, forfeiture of fees, suspension of payment, civil False Claims Act allegations (which can include civil penalties and up to treble damages) and suspension or debarment from doing business with U.S. government agencies, any of which could materially adversely affect our reputation, business, financial condition, and results of operations.

Many of our contracts are government contracts or issued under government contracts. The inability to comply with any of our contracts or meet eligibility requirements may result in financial liabilities, failure to receive security clearance certifications, and loss of current and future business.
A number of our contracts are with a government customer, or are subcontracts entered into in connection with a prime contract with a government customer. U.S. government contracts generally are subject to the FAR, agency-specific regulations that supplement FAR, such as the DoD’s Federal Acquisition Regulation Supplement, and other applicable laws, security requirements, and regulations. We typically contract with the U.S. government through OTAs, which are not subject to certain provisions under the FAR. The U.S. government has greater flexibility to terminate OTAs without cause, and to determine the amount payable to us in the event of a termination without cause, than under standard federal procurement contracts subject to the FAR. As a result, the U.S. government could terminate its existing OTAs with us more easily than other contracts that are subject to the FAR, which could negatively impact our business, prospects and results of operations.
These regulations impose a broad range of requirements and terms, many of which are unique to U.S. government contracting, including various procurement, import and export, security, contract pricing and cost, contract termination and adjustments, mandatory disclosure, and audit requirements. For example, we are at times required to obtain approval to export, re-export or transfer (in-country) our products from U.S. government agencies and similar agencies elsewhere in the world. Failure to obtain approval to export, or a determination by the U.S. government or similar agencies elsewhere in the world from which we failed to receive required approvals or licenses, could eliminate or restrict our ability to sell our products outside the United States, and the penalties that could be imposed by the U.S. government or other applicable government for failure to comply with these laws could be significant.
Our customers are often required to flow down government contract terms to us, and we have no ability to negotiate or object to such terms. These requirements and terms that may increase our costs of doing business and reduce our profits under these contracts. Our failure to comply with any of the terms of our contracts could result in delays in the performance of our services, an inability to acquire government or commercial contracts, reductions of the value of contracts, contract modifications or termination, inability to bill and collect receivables from customers, contractual damages, the requirement to reperform work, the assessment of penalties and fines that could lead to suspension or debarment from U.S. government contracting or subcontracting, and potential civil and criminal liability. Government contracts are also generally subject to greater scrutiny by the government, which conducts reviews, audits, and investigations regarding our compliance with government contract requirements. Government contracts may be subject to the approval of appropriations being made by the U.S. Congress to fund the expenditures under these contracts. In particular, “whistleblower” provisions under federal law also allow private individuals, including present and former employees, to sue on behalf of the U.S. government. Any penalties, damages, fines, suspension, or damages could adversely affect our ability to operate our business and our financial results.
Some of our contracts with the U.S. government allow it to use technical data developed under the contracts and to disclose technical data to third parties, which could harm our ability to compete.
Some of our contracts allow the U.S. government to use, royalty-free, or have others use, technical data developed under those contracts on behalf of the government. Some of the contracts allow the federal government to disclose technical data or computer software developed in the performance of the agreement or delivered to the government during the performance of the agreement without constraining the recipient on how that technical data or computer software is used. The ability of third parties to use technical data or computer software (for any purposes) and patents for government purposes creates the possibility that the government could attempt to establish alternative suppliers or to negotiate with us to reduce our prices. The potential that the government may release some of the technical data or computer software without constraint creates the possibility that third parties may be able to use this technical data or computer software to compete with us, which could have a material adverse effect on our business, financial condition, and results of operations.
Due to the competitive process to obtain contracts and the likelihood of bid protests, we may be unable to achieve or sustain revenue growth and profitability.
We expect that a majority of the business that we seek in the foreseeable future will be awarded through a competitive bidding process. The U.S. government has increasingly relied on contracts that are subject to a continuing competitive bidding process, including multiple-award contracts, which has resulted in greater competition and increased pricing pressure. The competitive bidding process involves substantial costs, including labor cost and managerial time to prepare bids and proposals for contracts that may not be awarded to us, may be split among competitors, or that may be awarded but for which we do not receive meaningful task orders, and several risks, including the risk of inaccurately estimating the resources and costs that will be required to fulfill any contract we win. Following contract award, we may encounter significant expense, delay, contract modifications, or even cancellation of the contract award as a result of our competitors protesting the award of contracts to us. Any resulting loss or delay of start-up and funding of work under protested contract awards may adversely affect our revenues and profitability. In addition, multiple-award contracts require that we make sustained post-award efforts to obtain task orders under the contract. As a result, we may not be able to obtain these task orders or recognize revenues under these multiple-award contracts. Our failure to compete effectively in this procurement environment would adversely affect our revenues and profitability.
We may use artificial intelligence in our business or systems, and challenges with properly managing its use could result in competitive and reputational harm and negatively impact the operations and profitability of our business.
We may incorporate artificial intelligence, generative artificial intelligence, machine learning and similar tools and technologies (collectively, “AI”) solutions into our core offerings, and these applications may become important in our business and operations over time, exposing us to additional risks, such as damage to our reputation, competitive position and business, legal and regulatory risks and additional costs. Our competitors or other third parties may incorporate AI into their products or services more quickly or more successfully than we may, which could impair our ability to compete effectively and adversely affect our results of operations. Additionally, generative AI has been known to produce false or “hallucinatory” inferences or output, and certain generative AI uses machine learning and predictive analytics, which can create deficient, inaccurate or misleading output, unintended biases and other discriminatory or unexpected results, errors or inadequacies, any of which may not be easily detectable. Accordingly, if the content, analyses, or recommendations that AI applications assist in producing are or are alleged to be deficient, inaccurate, or misleading, biased, unethical or otherwise flawed, our business, financial condition, and results of operations may be adversely affected.
Additionally, if any of our employees, contractors, consultants, vendors or service providers use any third-party AI-powered software in connection with our business or the services they provide to us, it may lead to the inadvertent disclosure or incorporation of our confidential information into publicly available training sets, which may impact our ability to realize the benefit of, or adequately maintain, protect and enforce our intellectual property or confidential information, harming our competitive position and business. Any output created by us using AI tools may not be subject to copyright protection, which may adversely affect our intellectual property rights in, or ability to commercialize or use, any such content. In the United States, a number of civil lawsuits have been initiated related to the foregoing and other concerns, any one of which may, among other things, require us to limit the ways in which our AI systems are trained and may affect our ability to develop our AI-powered products and solutions. Additionally, the use of AI applications has resulted in, and may in the future result in, cybersecurity incidents. To the extent that we do not have sufficient rights to use the data or other material or content used in or produced by the AI tools used in our business, or if we experience cybersecurity incidents related to our use or any third-party service provider’s use of AI applications, it could adversely affect our reputation and results of operations and expose us to legal liability or regulatory risk, including with respect to third-party intellectual property, privacy, data security, cybersecurity, publicity, contractual or other rights.
It is possible that new laws and regulations will be adopted in the United States and in non-U.S. jurisdictions, or that existing laws and regulations may be interpreted in new ways, that would affect our use and provision of AI-powered solutions in our business and operations. We may not be able to adequately anticipate or respond to these evolving laws and regulations, and we may need to expend additional resources to adjust our offerings in certain jurisdictions if applicable legal frameworks are inconsistent across jurisdictions. Further, the cost to comply with such laws or regulations could be significant and would increase our operating expenses, which could adversely affect our business, financial condition and results of operations. The rapid evolution of AI, including government regulation of AI, will require significant resources to develop, test and maintain our platform, offerings, services, and features to help us implement AI ethically in order to minimize unintended, harmful impact.
Certain future operational facilities may require significant expenditures in capital improvements and operating expenses to develop and foster basic levels of service needed for our operations, and the ongoing need to maintain existing operational facilities requires us to expend capital.
As part of our growth strategy, we may need to acquire, build, or utilize additional facilities. Construction of incremental factories or other facilities in which we conduct our operations may require significant capital expenditures to develop, and in the future, we may be required to make similar expenditures to expand, improve or construct adequate facilities for our operations. If we cannot access the capital we need, we may not be able to execute on our growth strategy, take advantage of future opportunities or respond to competitive pressures.

We are routinely subject to audit by our customers on government contracts and the results of those audits could have an adverse effect on our business, reputation and results of operations.
U.S. government agencies, including, but not limited to, the Defense Contract Audit Agency, Defense Counterintelligence and Security Agency, the Defense Contract Management Agency and Offices of Inspectors General, routinely audit and investigate government contractors. These agencies review a contractor’s performance under its contracts, its cost structure, its business systems and its compliance with applicable laws, regulations and standards. The U.S. government can decrease or withhold certain payments when it deems systems subject to its review to be inadequate. Any unaudited or unsettled claims could limit our ability to issue final billings on contracts for which authorized and appropriated funds may be expiring or can result in delays in final billings and our ability to close out a contract. If an audit or investigation uncovers improper or illegal activities, we may be subject to civil or criminal penalties and administrative sanctions, including reductions of the value of contracts, contract modifications or terminations, forfeiture of profits, suspension of payments, revocation of facility clearance, or penalties, fines, suspension or prohibition from doing business with the U.S. government. In addition, we could suffer serious reputational harm if allegations of impropriety were made against us. Similar government oversight and risks to our business and reputation exist in most other countries where we conduct business.
We may be unable to obtain or maintain required authorization or contractual arrangements.
Various types of U.S. domestic and international authorizations and contractual arrangements are required in connection with the products and services that we provide. Compliance with certain laws, regulations, conditions and other requirements, including the payment of fees, may be required to maintain the rights provided by such authorizations. Failure to comply with such requirements, or comply in a timely manner, could lead to the loss of such authorizations and could have a material adverse impact on our business, financial condition and results of operations. Such authorizations are conditioned upon meeting certain requirements, which if not met or extended could result in loss of the authorization. While we anticipate that these authorizations will be extended or renewed in the ordinary course such that they otherwise would expire, or replaced by authorizations covering more advanced facilities, we can provide no assurance that this will be the case. Our inability to timely obtain or maintain such authorizations could delay or preclude our operation of such technology or our provision of products and services that rely upon such technology. Further, changes to the laws and regulations under which we operate could adversely affect our ability to obtain or maintain authorizations. Any of these circumstances could have a material adverse impact on our business, financial condition and results of operations. The use of spacecraft and other technologies in our business is subject to various conditions imposed by domestic and foreign governments and multinational regulatory entities contained in the authorizations held by us and third parties, as well as the requirements of the laws and regulations of those jurisdictions. Any failure to meet these types of requirements in a timely manner, maintain our contractual arrangements, obtain or maintain our authorizations, or manage potential conflicts, could lead to us losing our rights to operate or may otherwise require us to modify or limit our operations from these locations, which could materially affect our ability to operate, and could have a material adverse impact on our business, financial condition and results of operations.
We may need to invest in new information technology systems and infrastructure to scale our operations and meet compliance requirements.
The markets in which we operate are characterized by changing technology and evolving industry standards, and accordingly we may need to adopt new information technology systems and infrastructure to scale our business and obtain the synergies from prior and future acquisitions. Our information technology and business systems and infrastructure could create product development or production work stoppages, unnecessarily increase our inventory, negatively impact product delivery times and quality, and increase our compliance costs. Failure to invest in newer information technology and business systems and infrastructure (including when certain software applications become obsolete or are no longer used in our business) may lead to operational inefficiencies and increased compliance costs and risks. In addition, an inability to maximize the utility and benefit of our current information technology and business tools could impact our ability to meet cost reduction and planned efficiency and operational improvement goals. Furthermore, operational inefficiencies may occur and our business may be impacted if certain of our software applications are no longer usable, including due to the foreign acquisition of such applications. As we implement new systems or integrate existing systems, they may not perform as expected. We also cannot guarantee that our efforts to maintain and upgrade our information technology systems and infrastructure will be sufficient to prevent cyberattacks, cybersecurity incidents or other system failures or disruptions. An inability to maximize the utility and benefit of our current information technology and business tools could impact our ability to meet cost reduction and planned efficiency and operational improvement goals. Moreover, our competitors may develop technology systems and infrastructure that better meets the needs of our customers. If we do not continue to develop, manufacture, and market innovative technologies or infrastructure that meet customers’ requirements or expectations, sales may suffer, and our business may not continue to grow in line with historical rates or at all. If we are unable to achieve sustained growth, we may be unable to execute our business strategy, expand our business, or fund other liquidity needs, and our business prospects, financial condition, and results of operations could be materially and adversely affected.
U.S. government contracts are generally not fully funded at inception, contain certain provisions that may be unfavorable to us and may be undefinitized at the time of the start of performance, which could prevent us from realizing our contract backlog and materially harm our business, financial condition and results of operations.
U.S. government contracts typically involve long lead times for design and development and are subject to significant changes in contract scheduling. Congress generally appropriates funds on a fiscal year basis even though a program may continue for several years. Consequently, programs are often only partially funded initially, and additional funds are committed only as Congress makes further appropriations. The termination or reduction of funding for a government program would result in a loss of anticipated future revenue attributable to that program. The actual receipt of revenue on awards included in backlog may never occur or may change because a program schedule could change or the program could be canceled, or a contract could be reduced, modified or terminated early. In addition, U.S. government contracts generally contain provisions permitting termination, in whole or in part, at the government’s convenience or for contractor default. Since a substantial majority of our revenue is dependent on the procurement, performance and payment under our U.S. government contracts, the termination of one or more critical government contracts could have a material adverse effect on our business, financial condition and results of operations. Termination arising out of our default could result in damage to our reputation, expose us to liability and have a material adverse effect on our ability to re-compete for future contracts and orders. Moreover, several of our contracts with the U.S. government do not contain a limitation of liability provision, creating a risk of responsibility for indirect, incidental damages and consequential damages. These provisions could cause substantial liability for us, especially given the use to which our products may be put.
Our customers’ inability to obtain financing for their purchases from us and/or their inability to obtain financing to maintain their business could have a material adverse effect on our business.
Our customers’ inability to obtain financing for their purchases from us and/or their inability to obtain financing to maintain their business could have a material adverse effect on our business. Some of our customers may require substantial financing in order to fund their operations and make purchases from us. The inability of these customers to obtain sufficient credit to finance purchases of our products, or otherwise meet their payment obligations to us could adversely impact our financial condition and results of operations. In addition, if a market downturn results in insolvencies for our customers, it could materially adversely impact our business, results of operations, prospects and financial condition.
Interruption or failure of our infrastructure, including our information technology and communications systems, could hurt our ability to effectively perform our daily operations and provide and produce our products and services, which could damage our reputation and harm our operating results.
We are vulnerable to natural disasters and significant disruptions including tsunamis, hurricanes, floods, earthquakes, fires, water shortages, other extreme weather conditions, epidemics or pandemics, acts of terrorism, actual or threatened acts of war, espionage, power shortages or losses and blackouts, aging infrastructures, cyberattacks, computer viruses, computer denial of service attacks or other attempts to harm our systems, telecommunications failures, disruptive political events, service outages and defective software or hardware updates and other disruptions. In the event of such natural disaster or other disruption, we could experience disruptions to our operations or the operations of suppliers, subcontractors, distributors or customers, including destruction of facilities and/or loss of life. In certain cases, some disruptions may not excuse us from performing our obligations pursuant to agreements with third parties and therefore may expose us to liability. The availability of many of our products and services depends on the continuing operation of our information technology and communications systems. For more information on risks related to the operation of our information technology and communications systems, please refer to “—A failure of our information technology systems, physical or electronic security protections, or an interruption in their operation due to internal or external factors including cyberattacks or insider threats, could have a material adverse effect on our business, financial condition, or results of operations.” Any downtime, damage to, or failure of our systems could result in interruptions in our operations and services, which could reduce our revenue and profits. Our manufacturing facilities are also subject to risks associated with an aging infrastructure. An infrastructure failure could result in the destruction of newly developed technologies, satellites, and satellite components being manufactured or in inventory, manufacturing delays, or additional costs. We do not maintain back-up manufacturing facilities or operations. The occurrence of any of the foregoing could result in lengthy interruptions in our operations and services and/or damage our reputation, which could have a material adverse effect on our business, financial condition and results of operations.
Our products have a finite useful life.
Our ability to earn revenue is dependent on technologies and equipment that have a limited useful life. While our products are designed for a certain design life, there can be no assurance as to the actual operational life of our products and equipment and such useful life may prove to be shorter than such product’s and equipment’s design life. A number of factors impact the useful lives of our products and equipment, including, among other things, technological advancement leading to obsolescence or damage due to impact from meteors or space junk. In the event that equipment reaches the end of its useful life earlier than anticipated, replacement or repair may be necessary, which may affect costs and reduce profits. In addition, since we have not yet developed a cost-effective method of repurposing parts and materials once they have been deployed into space, we are not able to recoup any of the value from these parts and materials in the resale market.
Tariffs on certain imports to the United States and other potential changes to U.S. tariff and import/export regulations could have a material adverse effect on global economic conditions and our business, financial condition, and results of operations.
We are subject to tariffs on certain imports into the United States. As the implementation of tariffs is uncertain, more tariffs may be added in the future and countermeasures may be adopted by other countries. In addition, any additional tariffs imposed by the U.S. presidential administration or retaliatory tariffs announced by other countries could result in a trade war, lead to market disruptions, including significant volatility in commodity prices, credit, and capital markets, as well as supply chain interruptions for equipment. These tariffs could adversely impact our business, financial condition, and results of operations, and if we are unable to pass such price increases through to our customers, it would likely increase our cost of sales and, as a result, decrease our gross margins, operating income, and net income.
If we are unable to adapt to and satisfy customer demands with respect to our product and service offerings in a timely and cost-effective manner, or if we are unable to manufacture our spacecraft platforms at a quantity and quality that our customers demand, our ability to grow our business may suffer.
The success of our business depends in part on effectively managing and maintaining our spacecraft, manufacturing a sufficient volume of components, subsystems, spacecraft platforms and software-enabled services, and providing customers with a high-quality experience that meets or exceeds their expectations. Even if we succeed in developing components, subsystems, spacecraft platforms and software-enabled services or producing these and other products consistent with our targeted timelines and customers’ expectations, we could thereafter fail to develop the ability to produce these products or provide the corresponding cislunar services at a sufficient volume with a quality management system that ensures each unit performs as required. Any delay in our ability to produce such components, subsystems, spacecraft platforms and software-enabled services at the rate our customers require and with a reliable quality management system could have a material adverse effect on our business. If our current or future products and services do not meet expected performance or quality standards, including with respect to customer safety and satisfaction, we could experience operational delays. Any operational or manufacturing delays or other unplanned changes to our ability to manufacture our products could have a material adverse effect on our business, financial condition, and results of operations.
Space is a harsh and unpredictable environment where our products and service offerings are exposed to a wide and unique range of environmental risks, including, among others, coronal mass ejections, solar flares, and other extreme space weather events and potential collision with space debris or another spacecraft, which could adversely affect our spacecraft performance.
Space weather, including coronal mass ejections and solar flares have the potential to impact the performance and controllability of spacecraft on orbit, including completely disabling our spacecraft on orbit. Although we have some ability to actively maneuver our spacecraft to avoid potential collisions with space debris or other spacecraft, this ability is limited by, among other factors, uncertainties, and inaccuracies in the projected orbit location of and predicted conjunctions with debris objects tracked and cataloged by the U.S. government. Additionally, some space debris is too small to be tracked and therefore its orbital location is completely unknown; nevertheless, this debris is still large enough to potentially cause severe damage or a failure of our spacecraft or satellite services should a collision occur. Any such damage to our spacecraft could impact the success of our customers’ missions, our reputation, the reusability of certain of our products and have other negative effects that we do not currently anticipate, any of which could adversely impact our business, results of operation and financial condition.
We have classified contracts with the U.S. government, which may limit investor insight into portions of our business.
We derive a portion of our revenues from programs with the U.S. government and its agencies that are subject to security restrictions (e.g., contracts involving classified information and classified programs), which preclude the dissemination of information and technology that is classified for national security purposes under applicable law and regulation. In general, access to classified information, technology, facilities, or programs requires appropriate personnel security clearances, is subject to additional contract oversight and potential liability, and also requires appropriate facility security clearances and other specialized infrastructure. In the event of a security incident involving classified information, technology, facilities, programs, or personnel holding clearances, we may be subject to legal, financial, operational, and reputational harm. We are limited in our ability to provide information about these classified programs, their risks or any disputes or claims relating to such programs. As a result, investors have less insight into our classified business or our business overall. However, historically the business risks associated with our work on classified programs have not differed materially from those of our other government contracts.
Failure to maintain a level of corporate social responsibility could damage our reputation and could materially adversely affect our business, financial condition, and results of operations.
In light of evolving expectations around corporate social responsibility, our reputation could be materially adversely impacted by a failure (or perceived failure) to maintain a level of corporate social responsibility. In today’s environment, an allegation or perception regarding quality, safety, or corporate social responsibility can negatively impact our reputation. This may include, without limitation: failure to maintain certain ethical, social and environmental practices for our operations and activities, or failure to require our suppliers or other third parties to do so; our environmental impact, including our impact on greenhouse gas emissions and climate-related risks, renewable energy, water stewardship and waste management; responsible sourcing in our supply chain; the practices of our employees, agents, customers, suppliers, or other third parties (including others in our industry) with respect to any of the foregoing, actual or perceived; the failure to be perceived as appropriately addressing matters of corporate social responsibility; customer perception of statements made by us, our employees and executives, agents, customers, suppliers, or other third parties (including others in our industry); or our responses to any of the foregoing. A number of our customers have adopted, or may adopt, procurement policies that include social and environmental responsibility provisions or requirements that their suppliers should comply with, or they may seek to include such provisions or requirements in their procurement terms and conditions. Stakeholders also may have very different views on corporate social responsibility, including differing or conflicting views of regulators in various jurisdictions in which we operate. Various regulatory authorities have imposed, and may continue to impose, mandatory substantive or disclosure requirements with respect to corporate social responsibility matters. These requirements may not always be uniform across jurisdictions and may conflict with legal requirements, particularly in certain U.S. states that seek to discourage or penalize consideration of corporate social responsibility factors in business operations, which may result in increased complexity, and cost for compliance, as well as could lead to increased litigation risks related to disclosures made pursuant to these regulations and legal requirements, any of which could adversely affect our financial performance. Certain investors are also requiring companies to disclose corporate, social and environmental policies, practices, and metrics. If we are unable to comply with, or are unable to cause our suppliers to comply with such policies, or meet the requirements of our customers and investors, a customer may stop purchasing products from us or an investor may sell their shares, and may take legal action against us, which could materially adversely affect our reputation, business, financial condition, and results of operations. As a result, we may become subject to new or more stringent regulations, legislation or other governmental requirements, customer or other stakeholder requirements or industry standards and/or an increased demand to meet voluntary criteria related to such matters. Increased regulations, customer requirements or industry standards, including around climate change concerns, could subject us to additional costs and restrictions and require us to make certain changes to our manufacturing practices and/or product designs, which could materially adversely affect our business, financial condition, and results of operations.
We are subject to many hazards and operational risks that can disrupt our business, including interruptions or disruptions in service at our headquarters in Colorado, which could have a material adverse effect on our business, financial condition, and results of operations.
Our operations are subject to many hazards and operational risks inherent to our business, including general business risks, product liability and damage to third parties, our infrastructure or properties that may be caused by fires, floods and other natural disasters, power losses, telecommunications failures, terrorist attacks, human errors, epidemics and pandemics, and other similar health crises and similar events. Additionally, our manufacturing operations are hazardous at times and may expose us to safety risks, including health and safety hazards to our employees or third parties. At our facilities, particularly our headquarters in Colorado where the majority of our manufacturing and other operations are concentrated, any significant interruption due to any of the above hazards and operational to the manufacturing or operation of our spacecraft systems including from weather conditions, growth constraints, performance by third-party providers (such as electric, utility, or telecommunications providers), failure to properly handle and use hazardous materials, failure of computer systems, power supplies, fuel supplies, infrastructure damage, disagreements with the owners of the land on which our facilities are located, could result in manufacturing delays or the delay or cancellation of our spacecraft and, as a result, could have a material adverse effect on our business, financial condition, and results of operations. Moreover, our insurance coverage may be inadequate to cover our liabilities related to such hazards or operational risks. In addition, we may not be able to maintain adequate insurance in the future at rates we consider reasonable and commercially justifiable, and insurance may not continue to be available on terms as favorable as our current arrangements. The occurrence of a significant uninsured claim, or a claim in excess of the insurance coverage limits maintained by us, could harm our business, financial condition, and results of operations.
Our operations depend on our manufacturing facilities, which are subject to physical and other risks that could disrupt production.
Our operations and those of our customers and suppliers have been and may again be subject to natural disasters, climate change-related events, pandemics, or other business disruptions, which could seriously harm our results of operations and increase our costs and expenses. Our manufacturing facilities are located in regions that may be impacted by severe weather events, such as increased storm frequency or severity and fires in hotter and drier climates. These could result in potential damage to our physical assets as well as disruptions in manufacturing activities. Some of our manufacturing facilities are located in areas that could experience decreased access to water due to climate issues. We are also vulnerable to damage from other types of disasters, including power loss, fire, explosions, floods, communications failures, terrorist attacks, and similar events. Disruptions could also occur due to health-related outbreaks and crises, cyberattacks, computer or equipment malfunction (accidental or intentional), operator error, or process failures. Should insurance or other risk transfer mechanisms, such as our existing disaster recovery and business continuity plans, be insufficient to recover all costs, we could experience a material adverse effect on our business, results of operations, prospects, and financial condition.
Adverse publicity stemming from any incident involving us, our competitors, or our customers could have a material adverse effect on our business, financial condition, and results of operations.
To continue to be successful, we must continue to preserve, grow, and capitalize on the value of our brand in the marketplace. If our spacecraft systems, those of one of our competitors, or of our customers were to be involved in a public incident, accident, or catastrophe, this could create an adverse public perception of launch or manufacturing activities and result in decreased customer demand for launch and space products, which could cause a material adverse effect on our business, financial condition, and results of operations. Even an isolated incident or the aggregate effect of individually insignificant incidents, can erode trust and confidence, particularly if such incident or incidents result in adverse publicity, governmental investigations, or litigation. Further, if our spacecraft platforms and related services, software and technologies were to be involved in a public incident, accident, or catastrophe, we could be exposed to significant reputational harm or potential legal liability. Any reputational harm to our business or industry could tarnish our brand or cause customers with existing contracts with us to cancel their contracts, and lead to a material adverse effect on our business, and financial condition and results of operations. The insurance we carry may be inapplicable or inadequate to cover any such incident, accident, or catastrophe. In the event that our insurance is inapplicable or not adequate, we may be forced to bear substantial losses from such incident, adverse media, or accident.
A preference for small, small disadvantaged, service-disabled veteran-owned, woman-owned businesses or other preferred socioeconomic designations could impact our ability to be a prime contractor and limit our opportunity to work as a subcontractor on certain governmental procurements.
As a result of the Small Business Administration (“SBA”) set-aside program, the federal government may decide to restrict certain procurements only to bidders that qualify as small, small disadvantaged, service-disabled veteran-owned, woman-owned businesses or meeting some other socioeconomic designation. We do not qualify as a small, small disadvantaged, service-disabled veteran-owned, woman-owned business or having any other preferred socioeconomic designation. As a result, we would not be eligible to perform as a prime contractor on those programs and in general would be restricted as a subcontractor on those programs to receiving no more than 50% of the amount paid by the U.S.

government to qualifying prime contractor. An increase in the amount of procurements under the SBA set-aside program, or other similar governmental programs, may impact our ability to bid on new procurements as a prime contractor, limit our opportunity to work as a subcontractor or restrict our ability to compete on incumbent work that is placed in the set-aside program.
Labor-related matters, including labor disputes, may adversely affect our operations.
None of our employees are currently represented by a union. If our employees decide to form or affiliate with a union, we cannot predict the effects such future organizational activities will have on our business and operations. If we were to become subject to work stoppages, we could experience disruption in our operations, including delays in manufacturing and operations, and increases in our labor costs, which could harm our business, results of operations, and financial condition. In addition, we have in the past and could face in the future a variety of employee claims against us, including but not limited to general discrimination, privacy, wage and hour, labor and employment, Employee Retirement Income Security Act, and disability claims. Any claims could also result in litigation or regulatory proceedings being brought against us by various government agencies that regulate our business, including the U.S. Equal Employment Opportunity Commission. Often these cases raise complex factual and legal issues and create risks and uncertainties. If we were to become subject to such labor disputes, it could have a negative effect on our business, financial condition and results of operations.
Our cash flow and profitability could be reduced if expenditures are incurred prior to the final receipt of a contract.
From time to time, in order to ensure that we satisfy our customers’ delivery requirements and schedules, we have in the past and may in the future elect to initiate procurement and production in advance of receiving a contract award, or final authorization from the government customer or a prime contractor. In addition, from time to time, we have in the past and may in the future build production units in advance of receiving an anticipated contract award. These actions that we take to procure materials and/or commence production in advance of receiving a contract award require use of our working capital resources which impact our near-term operating cash flows. If we do not receive final authorization for a contract, or if contract requirements change, we may be unable to efficiently repurpose or resell some or all of the materials procured or items produced in anticipation of such contract. These actions have in the past and could in the future also reduce anticipated earnings or result in a loss, which could materially adversely affect our business, financial condition, and results of operations.
We are highly dependent on the services of Dirk Wallinger, our President, Chief Executive Officer and Founder, and if we are unable to retain Mr. Wallinger, our ability to compete could be harmed.
We are highly dependent on the services of Dirk Wallinger, our President, CEO, and Founder. Mr. Wallinger is the source of many of the ideas and execution driving our company and he plays a major role in assessing what potential new business contracts are a good fit for the Company. Mr. Wallinger also is heavily involved in the Company’s outreach efforts with the U.S. government customer base. If Mr. Wallinger were to discontinue his service to us due to death, disability or for any other reason, it could have a material adverse impact on our business, financial condition, and results of operations, and the market prices for our securities could significantly decline. We do not maintain, and we do not expect to maintain in the future, a key person life insurance policy with respect to Mr. Wallinger.
We may need to raise additional capital, and we cannot be sure that additional financing will be available.
To satisfy existing obligations and support the development of our business, we depend on our ability to generate cash flow from operations and to borrow funds. We may require additional financing for liquidity, capital requirements or growth initiatives. We may not be able to obtain financing on terms and at interest rates that are favorable to us or at all. Any inability by us to obtain financing in the future could have a material adverse effect on our business, financial position, results of operations and cash flows. In addition, if we were to undertake a substantial acquisition for cash, the acquisition would likely need to be financed in part through additional financing from banks, through offerings of debt or equity securities or through other arrangements. We cannot assure you that the necessary acquisition financing would be available to us on acceptable terms if and when required.

We have a history of losses, we anticipate increasing operating expenses and capital expenditures in the future and we may not be able to achieve and, if ever achieved, maintain profitability.
We experienced net losses of $84.5 million and $98.9 million for the years ended December 31, 2025 and December 31, 2024, respectively. We expect to continue to incur net losses for the next several years and we may not achieve or maintain profitability in the future. Because the markets for spacecraft and related software, components and services are evolving, it is difficult for us to predict our future results of operations or the limits of our market opportunity. In addition, our customers for whom we provide these products and services may experience delays or technical challenges with their products and services that limit or delay our expected revenue and future growth opportunities from those customers. We expect our operating expenses and capital expenditures to significantly increase as we make significant investments, expand our operations and infrastructure, develop and introduce new technologies, and hire additional personnel. These efforts may be more costly than we expect and may not result in revenue growth or increased efficiency. In addition, as we grow as a public company, we will continue to incur additional significant administrative expenses that we did not incur as a private company. If our revenue does not increase to offset these expected increases in our operating expenses, we will not be profitable in future periods. Our ability to achieve profitability is dependent on our ability to generate cash flows from operations, identify and obtain additional sources of funding and pursue expense reduction opportunities, but we may be unable to successfully implement these strategies. Any failure to increase our revenue sufficiently to keep pace with our investments and other expenses could prevent us from achieving or maintaining profitability or positive cash flow on a consistent basis. If we are unable to successfully address these risks and challenges as we encounter them, our business, financial condition, and results of operations could be adversely affected. We cannot assure you that we will ever achieve or sustain profitability and may continue to incur significant losses going forward. Any failure by us to achieve or sustain profitability on a consistent basis could cause the value of our common stock to decline.
If we fail to manage our growth effectively, we may be unable to execute our business plan and our business, financial condition, and results of operations could be harmed.
We have experienced, and may continue to experience, rapid growth, which has placed, and may continue to place, significant demands on our management, sales and marketing, administrative, financial, R&D, and other resources. Additionally, our organizational structure is becoming more complex as we scale our operational, financial and management controls, as well as our reporting systems and procedures. If we fail to manage our anticipated growth, such failure could negatively affect our reputation and harm our ability to attract new customers and to grow our business. In order to achieve the future revenue growth we have projected, we must develop and market new products and services. We intend to expand our operations significantly. To properly manage our growth, we will need to hire and retain additional personnel, upgrade our existing operational management and financial and reporting systems, and improve our business processes and controls. Our future expansion will include: scaling our revenue and achieving the operating efficiencies necessary to achieve and maintain profitability; anticipating and responding to changing customer preferences; anticipating and responding to macroeconomic changes generally, including changes in the markets for spacecraft, software, components and services; improving and expanding our operations and information systems; successfully competing against established companies and new market entrants; managing and improving our business processes in response to changing business needs; effectively scaling our operations while maintaining high customer satisfaction; integrating any future acquisitions, including personnel, systems, and business processes; avoiding or managing interruptions in our business from information technology downtime, cybersecurity breaches and other factors affecting our physical and digital infrastructure; adapting to changing conditions in our industry; complying with regulations applicable to our business; hiring and training talented employees at all levels of our business; developing new technologies; controlling expenses and investments in anticipation of expanded operations; upgrading the existing operational management and financial reporting systems and team to comply with requirements as a public company; and implementing and enhancing administrative infrastructure, systems, and processes. If our operations continue to grow as planned, of which there can be no assurance, we will need to expand our sales and marketing, R&D, customer and commercial strategy, products and services, supply, and manufacturing functions. These efforts will require us to invest significant financial and other resources, including in industries and sales channels in which we have limited experience to date. We will also need to continue to leverage our manufacturing and operational systems and processes, and there is no guarantee that we will be able to scale the business as currently planned or within the planned timeframe. The continued expansion of our business may also require additional manufacturing and operational facilities, as well as space for administrative support, and there is no guarantee that we will be able to find suitable locations for the manufacture of our space vehicles and related equipment. Our continued growth could increase the strain on our resources, and we could experience operating difficulties, including difficulties in hiring and training employees, finding manufacturing capacity to produce our space vehicles and related equipment, and delays in production. These difficulties may divert the attention of management and key employees and impact financial and operational results. If we are unable to drive commensurate growth, these costs, which include lease commitments, headcount, and capital assets, could result in decreased margins, which could have a material adverse effect on our business, financial condition, and results of operations.
Changes in our accounting estimates and assumptions could negatively affect our financial position and results of operations.
We prepare our consolidated financial statements in accordance with U.S. generally accepted accounting principles ("GAAP"). These accounting principles require us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of our financial statements. We are also required to make certain judgments that affect the reported amounts of revenues and expenses during each reporting period. We periodically evaluate our estimates and assumptions including, but not limited to, those relating to revenue recognition, recoverability of assets, valuation of derivatives and nonredeemable non-controlling interests, contingencies, stock-based compensation and income taxes. We base our estimates on historical experience and various assumptions that we believe to be reasonable based on specific circumstances. In particular, estimating our contract revenues requires judgments relative to assessing risks, including risks associated with estimating contract transaction prices and costs, assumptions for schedule and technical issues, customer-directed delays and reductions in scheduled deliveries, and unfavorable resolutions of claims and contractual matters. Due to the size and nature of many of our contracts, the estimation of total costs at completion is complicated and subject to many variables. For example, we must make assumptions regarding the length of time to complete the contract because costs include expected increases in wages and prices for materials; we also consider incentives or penalties related to performance on contracts and include them in the variable consideration to the extent that it is probable that a significant reversal in the amount of cumulative revenue recognized will not occur when the related uncertainty is resolved. These assumptions and estimates involve the exercise of judgment and discretion, which may evolve over time in light of operational experience, regulatory direction, developments in accounting principles and other factors. Actual results could differ from these estimates as a result of changes in circumstances, assumptions, policies or developments in the business, which could materially affect our consolidated financial statements.
A significant portion of our management team has limited experience managing a public company.
Most members of our management team have limited experience managing a publicly traded company, interacting with public company investors and complying with the increasingly complex laws pertaining to public companies. Our management team may not successfully or efficiently manage our transition to being a public company that is subject to significant regulatory oversight and reporting obligations under the federal securities laws and the continuous scrutiny of securities analysts and investors. These new obligations and constituents will require significant attention from our senior management and could divert their attention away from the day-to-day management of our business, which could harm our business, financial condition and results of operations.
Risks Related to Litigation and Regulation
Our business is subject to various regulatory risks that could adversely affect our operations.
The environment in which we operate is highly regulated due to the sensitive nature of our complex and technologically advanced systems, including spacecraft platforms and related components, and the fact that we contract with national security and defense customers, in addition to those regulations broadly applicable to publicly traded corporations. There are numerous regulatory risks that could adversely affect operations, including but not limited to:
Changes in laws and regulations. It is possible that the laws and regulations governing our business and operations will change in the future. While our current revenue is generated primarily within the U.S., we are committed to expanding into the global market and enhancing our growth potential. There may be a material adverse effect on our financial condition and results of operations if we are required to alter our business to comply with changes in both domestic and foreign regulations, tariffs, or taxes and other trade barriers that reduce or restrict our ability to sell our products and services on a global basis, or by political and economic instability in the countries in which we conduct business. Any failure to comply with such regulatory requirements could also subject us to various penalties or sanctions.
Import and Export Restrictions. Our business is subject to stringent U.S. import and export control laws and regulations as well as economic sanctions laws and regulations. We are required to import and export our products, software, technology, and services, as well as run our operations in the United States, in full compliance with such laws and regulations, which include the EAR, the ITAR, and economic sanctions administered by the Treasury Department’s Office of Foreign Assets Control (“OFAC”). Although our operations and customers are primarily based in the U.S., certain of our spacecraft systems and related components, services and technologies we have developed have required, and may in the future require, the implementation or acquisition of products or technologies from third parties and affiliates, including those in other jurisdictions. In addition, certain of our spacecraft systems and related components, services and technologies may be required to be forwarded, imported, or exported to other jurisdictions. In certain cases, if the use of such technologies can be viewed by the jurisdiction in which that supplier, subcontractor or affiliate resides as being subject to import or export constraints or restrictions relating to national security, we may not be able to obtain the technologies and products that we require from subcontractors and suppliers who would otherwise be our preferred choice or may not be able to obtain the export permits necessary to transfer or export our technology. The inability to obtain or maintain export approvals and export restrictions or changes during contract execution or non-compliance by our suppliers, subcontractors, and customers, could have an adverse effect on our revenues and margins. Further, we may have had, and may in the future have, inadvertent disclosures of certain of our products or components that are subject to the requirements of U.S. import and export control laws and may be found to be in violation of these laws and regulations, which could have a material adverse effect our business, financial condition, and results of operations.
U.S. Government Approval Requirements. For certain aspects of our business operations, we are required to obtain U.S. government licenses and approvals and to enter into agreements with various government bodies to export spacecraft and related software, components and services, to disclose technical data, or provide defense services to foreign persons. The delayed receipt of or the failure to obtain the necessary U.S. government licenses, approvals, and agreements may prohibit entry into or interrupt the completion of contracts which could lead to a customer’s termination of a contract for default or monetary penalties, which could materially adversely affect our financial condition and results of operations. Given the great discretion the government has in issuing or denying such authorizations to advance U.S. national security and foreign policy interests, there can be no assurance we will be successful in our future efforts to secure and maintain necessary licenses, registrations, or other U.S. government regulatory approvals. Under the “Exon-Florio Amendment” to the U.S. Defense Production Act of 1950, as amended (the “DPA”), the U.S. President has the power to disrupt or block certain foreign investments in U.S. businesses if he or she determines that such a transaction threatens U.S. national security. CFIUS has been delegated the authority to conduct national security reviews of certain foreign investments. CFIUS may impose mitigation conditions to grant clearance of a transaction. The FIRRMA, enacted in 2018, amended the DPA to, among other things, expand CFIUS’s jurisdiction beyond acquisitions of control of U.S. businesses. Under FIRRMA, CFIUS also has jurisdiction over certain foreign non-controlling investments in U.S. businesses that have involvement with “critical technology” or “critical infrastructure,” or that collect and maintain “sensitive personal data” of U.S. citizens (“TID U.S. Businesses”), if the foreign investor receives specified triggering rights in connection with its investment. We are a TID U.S. Business because we develop and design technologies that would be considered critical technologies. Certain foreign investments in TID U.S. Businesses are subject to mandatory filing with CFIUS. These restrictions on the ability of foreign persons to invest in us has in the past, and could in the future, limit our ability to engage in strategic transactions that could benefit our stockholders, including a change of control, and could also affect the price that an investor may be willing to pay for our common stock.
Other Government Regulations. Our ability to pursue our business activities is regulated by various agencies and departments of the U.S. government and the governments of other countries. Commercial space launch activities require licenses from the Department of Transportation. Radio communications for satellites, launch activities and spacecraft operations require licenses from the Federal Communications Commission (the “FCC”) and frequency coordination with the International Telecommunication Union. The operation of private remote sensing space systems requires a license from the Department of Commerce. Any failure to comply with these and other regulatory requirements could subject us to various penalties or sanctions and could have a significant adverse effect on our reputation, financial condition, and results of operations.
Competitive Impact of U.S. Regulations. Export and import control, economic sanction, and trade embargo laws and regulations, including those administered by the U.S. Department of Commerce’s Bureau of Industry and Security, the U.S. State Department’s Directorate of Defense Trade Controls and the U.S. Treasury Department’s Office of Foreign Assets Control, including, but not limited to, the ITAR and EAR, may limit certain business opportunities or delay or restrict our ability to contract with potential foreign customers or suppliers. To the extent that our non-U.S. competitors are not currently or in the future subject to similar export and import controls, economic sanctions, and trade embargo laws and regulations, they may enjoy a competitive advantage with foreign customers, and it could become increasingly difficult for us to recapture this lost market share.
Anti-Corruption Laws. As part of the regulatory and legal environments in which we operate, we are subject to domestic and international anti-corruption laws, including the U.S. Foreign Corrupt Practices Act (the “FCPA”) that prohibit improper payments directly or indirectly to government officials, authorities or persons defined in those anti-

corruption laws in order to obtain or retain business or other improper advantages in the conduct of business. Our policies mandate compliance with anti-corruption laws. Failure by our employees, agents, subcontractors, suppliers and/or existing or future partners to comply with anti-corruption laws and our policies could impact us in various ways that include, but are not limited to, criminal, civil and administrative fines and/or legal sanctions and the inability to bid for or enter into contracts with certain entities, all of which could have a significant adverse effect on our reputation, operations, and financial results. Our exposure for violating these laws will increase as our international presence expands and as we increase sales and operations in foreign jurisdictions.
We may become involved in litigation that may materially adversely affect us.
From time to time, we have been and will continue to be involved in various legal proceedings relating to matters incidental to our business, supplier, customer, or other third-party relationships, including intellectual property, commercial, product liability, employment, class action, whistleblower and other litigation and claims, and governmental and other regulatory investigations and proceedings. Such matters can be time-consuming, divert management’s attention and resources from the operation of our business, and cause us to incur significant expenses or liability or require us to change our business practices. Because of the potential risks, expenses, and uncertainties of litigation, we may, from time to time, settle disputes, even where we believe that we have meritorious claims or defenses. Because litigation is inherently unpredictable, we cannot assure you that the results of any of these actions will not have a material adverse effect on our business. The outcome of litigation, particularly class action lawsuits and regulatory actions, is difficult to assess or quantify, as plaintiffs may seek recovery of very large or indeterminate amounts in these types of lawsuits, and the magnitude of the potential loss may remain unknown for substantial periods of time. We can provide no assurance that litigation or disputes will not arise in the future. We may also choose to settle such actions if we believe that doing so is in the best interests of the Company, and the amount of such settlement could also have a material adverse effect on our business, financial condition, and results of operations.
Our business is subject to a wide variety of extensive and evolving government laws and regulations. Failure to comply with such laws and regulations could have a material adverse effect on our business.
We are subject to a wide variety of laws and regulations relating to various aspects of our business, including with respect to employment and labor, health care, tax, privacy and data security, health and safety, and environmental issues. Laws and regulations at the foreign, federal, state, and local levels frequently change, especially in relation to new and emerging industries, and we cannot always reasonably predict the impact from, or the ultimate cost of compliance with, current or future regulatory or administrative changes. While we monitor these developments and devote a significant amount of management’s time and external resources towards compliance with these laws and regulations, we cannot guarantee that these measures will be satisfactory to regulators or other third parties, such as our customers. Moreover, changes in law, the imposition of new or additional regulations or the enactment of any new or more stringent legislation that impacts our business could require us to change the way we operate and could have a material adverse effect on our sales, profitability, cash flows and financial condition. Failure to comply with these laws, such as with respect to obtaining and maintaining licenses, certificates, authorizations and permits critical for the operation of our business, may result in civil penalties or private lawsuits, or the suspension or revocation of licenses, certificates, authorizations or permits, which would prevent us from operating our business. Regulation of our industry is still evolving, and new or different laws or regulations could affect our operations, increase direct compliance costs for us or cause any third-party suppliers or contractors to raise the prices they charge us because of increased compliance costs. Moreover, changes in law, the imposition of new or additional regulations or the enactment of any new or more stringent legislation that impacts our business could require us to change the way we operate and could have a material adverse effect on our sales, profitability, cash flows and financial condition. The regulatory approaches of different jurisdictions may be multi-layered and may be in conflict with one another, and our compliance could require alteration of our manufacturing processes or operational parameters which may adversely impact our business. We may not be in complete compliance with all such requirements at all times and, even when we believe we are in complete compliance, a regulatory agency may determine that we are not. In addition, the actions of third parties may cause us to fail to comply with certain requirements.
Our business and operations could be negatively affected if we become subject to any securities litigation or stockholder activism, which could cause us to incur significant expense, hinder execution of business and growth strategy, and impact our stock price.
Our share price has fluctuated and may be volatile and, in the past, companies that have experienced volatility in the market price of their stock have been subject to securities litigation, including class action litigation. Stockholder activism, which could take many forms or arise in a variety of situations, has been increasing recently. Volatility in the stock price of our common stock or other reasons may cause us to become the target of securities litigation or stockholder activism. Securities litigation and stockholder activism, including potential proxy contests, could result in substantial costs and divert management’s and our Board’s attention and resources from our business. Additionally, such securities litigation and stockholder activism could give rise to perceived uncertainties as to our future, adversely affect our relationships with service providers and make it more difficult to attract and retain qualified personnel. Also, we may be required to incur significant legal fees and other expenses related to any securities litigation and activist stockholder matters. Further, our stock price could be subject to significant fluctuation or otherwise be adversely affected by the events, risks, and uncertainties of any securities litigation and stockholder activism.
Our proprietary software may not operate properly, which could damage our reputation, give rise to claims against us or divert application of our resources from other purposes, any of which could harm our business.
Proprietary software development is time-consuming, expensive and complex, and may involve unforeseen difficulties. We may encounter technical obstacles, and it is possible that we may discover additional problems that prevent our proprietary software from operating properly. For example, errors or other design defects within the software we offer or on which we rely may result in failure to comply with applicable laws and regulations, a negative experience for customers, delayed introductions of new features or enhancements or failure to protect data or our intellectual property. If our proprietary software does not function reliably or fail to achieve customer expectations in terms of performance, we may lose or fail to grow in customer usage and customers could assert liability claims against us. This could damage our reputation and impair our ability to attract or maintain relationships with our customers and third parties.
If we fail to adequately protect our proprietary intellectual property rights, including our unpatented proprietary intellectual property, our competitive position could be impaired and we may lose valuable assets, generate reduced revenue, and incur costly litigation to protect our rights. We have granted licenses in our intellectual property to certain customers, which creates an additional risk of unauthorized use or disclosure of our intellectual property.
The success of business depends, in part, on our ability to protect our proprietary intellectual property rights. To date, we have relied primarily on a combination of trade secrets, patents, data rights assertions, trademarks, copyrights, confidentiality procedures, contractual commitments, non-disclosure or confidentiality agreements with our employees and consultants, and other legal rights to establish and protect our intellectual property (including our intellectual property that may not be patentable or subject to copyright, trademark, trade dress or service mark protection), and intend to continue to rely on these and other means. We also rely on trade secrets, designs, know-how, and other confidential information to protect our intellectual property that may not be patentable or subject to copyright, trademark, trade dress, or service mark protection, or that we believe is best protected by means that do not require public disclosure. However, the steps we take to protect our intellectual property may be inadequate, and we may choose not to pursue or maintain certain types of intellectual property protection or registration for our intellectual property in the United States or foreign jurisdictions. We will not be able to protect our intellectual property if we are unable to enforce our rights or if we do not detect unauthorized use of our intellectual property. To the extent we expand our international activities, our exposure to unauthorized copying and use of our technologies and proprietary information may increase. Despite our precautions, our proprietary rights in the United States or abroad may not be adequate, and it may be possible for unauthorized third parties to copy, reverse engineer or misappropriate our technology or intellectual property rights and use information that we regard as proprietary to create technology that competes with ours. In addition, although we seek to enter into non-disclosure and invention assignment agreements with our employees and enter into non-disclosure agreements with our customers, consultants and other parties with whom we have strategic relationships and business alliances, no assurance can be given that these agreements will be effective in controlling access to and distribution of our technology and proprietary information. Such employees and third parties may make adverse ownership claims to our current and future intellectual property, and, to the extent that our employees, independent contractors or other third parties with whom we do business use intellectual property owned by others in their work for us, disputes may arise as to the rights in related or resulting intellectual property. While we seek to enter into such agreements, we may fail to enter into such agreements with all relevant entities, such agreements may be breached or may not be self-executing, and we may be subject to claims that employees misappropriated relevant rights from their previous employers. Accordingly, we cannot guarantee that the steps we have taken to protect our intellectual property will be adequate to prevent infringement of our rights or misappropriation of our technology, trade secrets or know-how, or that we have secured, or will be able to secure, appropriate permissions or protections for all of the intellectual property rights we use or claim rights to. Further, these agreements do not prevent our competitors from independently developing technologies that are substantially equivalent or superior to our products. In certain instances, we have granted customers licenses to our intellectual property, and we have disclosed the necessary intellectual property, including our trade secrets, proprietary know-how and other confidential information, to these customers. Additionally, certain of our customer agreements contain provisions permitting the customer to become a party to, or beneficiary of, an escrow agreement under which we place certain intellectual property in escrow with a third party. Under these escrow agreements, such intellectual property may be released to the customer for certain purposes, including to manufacture (or coordinate the manufacture of) certain of our products upon the occurrence of specified events, such as our filing for bankruptcy or ceasing our business operations generally. Although our license grants contain certain restrictions and protections for our intellectual property, we cannot control the actions by third parties, their affiliates and manufacturing partners, and their respective employees. If we fail to protect our intellectual property rights adequately, we may lose an important advantage in the markets in which we compete. Our efforts to protect these rights may be insufficient or ineffective, and any of our intellectual property rights may be challenged, which could result in them being narrowed in scope or declared invalid or unenforceable. Any unauthorized use or disclosure of our intellectual property, including by our current or future manufacturing partners and suppliers, would cause us material harm in a manner that monetary damages alone could not redress, and this unauthorized use or disclosure could have a material adverse effect on our business and operations. Other parties may also independently develop technologies, products, and services that are substantially similar or superior to ours. We also may be forced to bring claims against third parties, or defend claims that they may bring against us, to determine the ownership of what we regard as our intellectual property. Costly and time-consuming litigation could be necessary to enforce and determine the scope of our proprietary rights, and failure to obtain or maintain protection for our proprietary information could adversely affect our competitive business position. Further, adequate remedies may not be available in the event of an unauthorized use or disclosure of our trade secrets and manufacturing expertise. Finally, for those products in our portfolio that rely on patent protection, once a patent has expired, the product is generally open to competition. Products under patent protection usually generate significantly higher revenues than those not protected by patents. If we fail to successfully enforce our intellectual property rights, our competitive position could suffer, which could harm our business, financial condition, results of operations, and cash flows. We also rely on physical and electronic security measures to protect our proprietary information, but we cannot provide assurance that these security measures will not be breached or will provide adequate protection for our property. There is a risk that third parties may obtain and improperly utilize our proprietary information to our competitive disadvantage. We may not be able to detect or prevent the unauthorized use of such information or take appropriate and timely steps to enforce our intellectual property rights.
Our business is substantially dependent on contracts entered into with customers in the ordinary course of business. As such, we are subject to counterparty risk. If a counterparty to one of our contracts were to default or otherwise fail to perform or be delayed in its performance on any of its contractual obligations to us, such default, failure to perform or delay could have a material adverse effect on our business, financial condition, and results of operations.
Our business is substantially dependent on contracts entered into with customers in the ordinary course of business. Our budgeted capital expenditures for our backlog, forecasted growth, and strategic plan are based on revenues expected to be generated pursuant to existing contracts. If a customer were to default or otherwise fail to perform or be delayed in the fulfillment of its contractual obligations to us, we would be required to adjust our budget, forecasts, and strategic plans, which may negatively affect our business, financial condition, cash flows, and/or liquidity. Additionally, if the scope of anticipated work related to any customer contract were to change due to unforeseen circumstances or evolving requirements of one or more of our counterparties, we may be unable to generate revenue on our anticipated timeline or may be required to incur increased costs from those originally estimated for a project, which could cause our budgets, forecasts, and plans to be inaccurate. It is not possible to predict with accuracy the impact of any default, failure to perform or delay, which results in our inability to completely mitigate such risks. As such, the counterparty default, failure to perform or delay in performance may have a material adverse impact on our business, financial condition, and results of operations.
A failure of our information technology systems, physical or electronic security protections, or an interruption in their operation due to internal or external factors including cyberattacks or insider threats, could have a material adverse effect on our business, financial condition, or results of operations.
Our business and operations are dependent on our ability to protect our employees, business systems, manufacturing capabilities, information systems, computer equipment and information databases from system failures or malicious acts. We rely on both internal information technology systems, physical controls and policies, and certain external services and service providers to manage the day-to-day operation of our business, operate elements of our manufacturing facilities, manage relationships with our employees, customers, and suppliers, fulfill customer orders and maintain our financial and accounting records. In addition, many of our systems are required to comply with higher standards applicable to systems that hold controlled technology or data. If our main data center were to fail, or if we were to suffer an interruption or degradation of services at our main data center, we could lose important manufacturing and technical data, which could harm our business. Similarly, we rely on third-party providers and in the event that any third-party provider’s systems or service abilities fail or are interrupted, our ability to operate may be impaired. Some of these third-party providers may store or have access to our data and may not have effective controls, processes, or practices to protect our information from attack, damage, or unauthorized access. Any of these risks may be augmented if our or any third-party provider’s business continuity and disaster recovery plans prove to be inadequate. While we generally perform cybersecurity due diligence on our key third-party service providers, because we do not control our third-party service providers and our ability to monitor their cybersecurity is limited, we cannot ensure the cybersecurity measures they take will be sufficient to protect any information we share with them. Due to applicable laws and regulations or contractual obligations, we may be held responsible for such cyberattacks and other incidents or disruptions attributed to our third-party service providers as they relate to the information we share with them.
We and our third-party service providers are vulnerable to damage or interruption from earthquakes, hurricanes, floods, fires, terrorist attacks, actual or threatened acts of war, power losses, telecommunications failures, personnel misconduct, human error, and similar events. We and our third-party service providers are also vulnerable to cyberattacks or cybersecurity incidents, such as software bugs, computer viruses, worms, malware and ransomware, and other malicious and destructive code, social engineering and phishing attacks, denial of service attacks or other attempts to harm our systems, misconduct, fraud and denial or degradation of service attacks, and have been, and may continue to be, the target of attempted cyberattacks. Because of the nature of our business and that of our third-party service providers, and our support of the U.S. government, we (and our customers and our third-party service providers) may be targeted for such attacks by hostile foreign governments. Further, the techniques used to obtain unauthorized access to, or to disrupt, systems or networks, are constantly evolving and generally are not recognized until launched against a target. Cyberattacks and other security incidents have increased in frequency, severity and sophistication in recent years and are conducted by organized groups and individuals with a wide range of motives and expertise, including organized criminal groups, “hacktivists,” terrorists, nation states, nation-state supported actors and others. Consequently, we may be unable to anticipate these techniques, react in a timely manner, or implement preventive measures, which could result in delays in our detection or remediation of, or other responses to, cyberattacks, security breaches and other security-related incidents. The wide availability of open source software used in our solutions could also expose us and our third-party service providers to security vulnerabilities. The failure of our information technology systems, or those of our third-party service providers, to perform as anticipated for any reason or any significant breach of security could disrupt our business and result in numerous adverse consequences, including reduced effectiveness and efficiency of operations, increased costs, or loss of important information or capabilities, any of which could have a material adverse effect on our business, financial condition, or results of operations.
Any security breach, including personal data breaches, or incident, including cybersecurity incidents, that we or our third-party service providers experience could result in unauthorized access to, misuse of or unauthorized acquisition of our or our customers’ data, the loss, corruption, or alteration of this data, interruptions in our operations or damage to our computer hardware or systems or those of our customers. Moreover, negative publicity arising from these types of disruptions could damage our reputation. Such incidents and disruptions may require us to notify affected individuals and other third parties and incur additional remediation or mitigation costs or have other adverse legal and regulatory consequences to us and our business, particularly if we or our third-party service providers are unable to anticipate such acts or implement adequate preventative measures. For more information on our legal and regulatory obligations with respect to privacy and data security, see Risk Factors—Risks Related to Litigation and Regulation—Our business is subject to federal, state, and international laws regarding data protection, privacy, and data security, as well as confidentiality obligations under various agreements, and our actual or perceived failure to comply with such obligations could damage our reputation, expose us to litigation risk and materially adversely affect our business and operating results.
In addition, our remediation efforts may not be successful, and we may not have adequate insurance to cover these losses. While we maintain insurance policies that may cover certain liabilities in connection with a cyberattack or other incidents, we cannot be certain that our insurance coverage will be adequate for liabilities actually incurred, that insurance will continue to be available to us on commercially reasonable terms, or at all, or that any insurer will not deny coverage as to any future claim.
The U.S. government’s determination to award a future contract or contract option may be challenged by an interested party, and, if that challenge is successful, that future contract or option may be terminated.
The laws and regulations governing procurements by the U.S. government provide procedures by which other bidders and interested parties may challenge the award of a government contract at the U.S. Government Accountability Office (“GAO”) or in federal court. If we are awarded a government contract, such challenges or protests could be filed even if there are not any valid legal grounds on which to base the challenge or protest. If any such challenges or protests are filed, the government agency may decide to suspend our performance under the contract while such challenges or protests are being considered by the GAO or the applicable federal court, thus potentially delaying delivery of payment. In addition, we could be forced to expend significant funds to defend any potential award. If a challenge or protest is successful, the government agency may be ordered to terminate any one or more of our contracts and reselect bids. The government agencies with which we have contracts could even be directed to award a potential contract to one of the other bidders. Finally, the government agency, in its discretion, may elect to take corrective action to resolve a pending bid protest which could result in the government agency reevaluating bidders, or asking bidders to re-compete for the contract, and the selection of a new bidder.
Our business involves significant risks and uncertainties that may not be covered by insurance. Also, due to the inherent risks associated with commercial spaceflight, there is the possibility that any accident or catastrophe could lead to the loss of human life or a medical emergency.
Although there have been and will continue to be technological advances in spaceflight, it is still an inherently dangerous activity. Explosions and other accidents on launch or during the flight have occurred and will likely occur in the future. If such incident should occur, we will likely experience a total loss of our systems, products, technologies and services and our payloads and payloads of our customers. The total or partial loss of one or more of our products or payloads could have a material adverse effect on our business, financial condition and results of operations. For some missions, we can elect to buy launch insurance, which can reduce our monetary losses from the launch failure, but even in this case we will have losses associated with our inability to test our technology in space and delays with further technology development. Further, commercial spaceflight is an inherently risky activity that can lead to accidents or catastrophes impacting human life. It is impossible to completely eliminate the potential for human error, and there is a possibility that other accidents may occur in the future as a result of human error or for a variety of other reasons, some of which may be out of our control. Any such accident could result in substantial losses to us, including reputational harm and legal liability, and, as a result, could have a material adverse effect on our business, financial condition and results of operations.
Our insurance, customer indemnifications or other liability protections may be insufficient to protect us from product and other liability claims or losses.
We maintain insurance coverage with third-party insurers as part of our overall risk management strategy and because some of our contracts require us to accept risk of loss during various issuing phases. Not every risk or liability is or can be protected by insurance, and for those risks we insure, the limits of coverage that is reasonably obtainable may not be sufficient to cover all actual losses or liabilities incurred. We are limited in the amount of insurance we can obtain to cover certain risks, such as cybersecurity risks and natural hazards, including earthquakes, fires, and extreme weather conditions, some of which can be worsened by climate change and pandemics. If any of our third-party insurers fail, become insolvent, cancel our coverage or otherwise are unable to provide us with adequate insurance coverage or renew our insurance coverage on favorable terms, then our overall risk exposure and our operational expenses would increase, and the management of our business operations would be disrupted. Our insurance may be insufficient to protect us from significant product and other liability claims or losses. Moreover, there is a risk that commercially available liability insurance will not continue to be available to us at a reasonable cost, if at all. In some circumstances, we are entitled to certain legal protections or indemnifications from our customers through contractual provisions, laws, regulations, or otherwise. However, these protections are not always available, can be difficult to obtain, are typically subject to certain terms or limitations, including the availability of funds, and may not be sufficient to cover all losses or liabilities incurred. For example, although the U.S. government may pay claims for third-party damages to the extent they exceed our insurance coverage, this depends on a government appropriation and is subject to a statutory limit. In addition, this insurance will not protect us against our own losses, including to our satellites. If liability claims or losses exceed our current or available insurance coverage, customer indemnifications, or other legal protections, our business, results of operations, prospects and financial condition could have a material adverse effect on us. Any significant claim may have a material adverse effect on our industry and market reputation, leading to a substantial decrease in demand for our products and services and reduced revenues, making it more difficult for us to compete effectively, and could affect the cost and availability of insurance coverage at adequate levels in the future.
Contracting in the defense industry is subject to significant regulation, including rules related to bidding, billing, and accounting kickbacks and false claims, and any non-compliance could subject us to fines and penalties or possible debarment.
Like all government contractors, we are subject to risks associated with this contracting. These risks include the potential for substantial civil and criminal fines and penalties. These fines and penalties could be imposed for failing to follow procurement integrity and bidding rules, employing improper billing practices, or otherwise failing to follow cost accounting standards, receiving, or paying kickbacks or filing false claims. We may be subject to audits and investigations by government agencies. The failure to comply with the terms of our government contracts could harm our business reputation, which could significantly reduce our sales and earnings. It could also result in our suspension or debarment from future government contracts, which could materially adversely affect our business, financial condition, and results of operations. In addition, we could be subject to criminal or civil penalties or administrative sanctions, including contract termination, breach of contract actions including related damages, fines, forfeiture of fees, suspension of payment, and civil False Claims Act allegations (which can include civil penalties and up to treble damages), any of which could materially adversely affect our reputation, business, financial condition, and results of operations.
We are subject to procurement rules and regulations, which increase our performance and compliance costs under our U.S. government contracts. Our failure to comply with various complex procurement rules and regulations could result in our being liable for penalties, including termination of our U.S. government contracts, disqualification from bidding on future U.S. government contracts, civil False Claims Act allegations, and suspension or debarment from U.S. government contracting.
We must comply with laws and regulations relating to the formation, administration, and performance of U.S. government contracts, which affect how we do business with our customers. Such laws and regulations may impose added costs on our business and our failure to comply with them, or the failure of our agents’ to comply with them, may lead to civil or criminal penalties, termination of our U.S. government contracts, civil False Claims Act allegations (which can include civil penalties and up to treble damages), suspension or debarment from contracting with federal agencies and could have a material adverse effect on our reputation and ability to receive other U.S. government contract awards in the future. Government contract laws and regulations can impose terms or obligations that are different than those typically found in commercial transactions. One of the significant differences is that the U.S. government may terminate any of our government contracts, not only for default based on our performance but also at its convenience. Generally, prime contractors have a similar right under subcontracts related to government contracts. If a contract is terminated for convenience, we would expect to be entitled to receive the purchase price for delivered items, reimbursement for allowable costs for work-in-process and an allowance for profit on the contract. If a contract is terminated for default, the U.S. government could make claims to reduce the contract value or recover its procurement costs and could assess other special penalties, exposing us to liability and materially adversely affecting our ability to compete for future contracts and orders. In addition, the U.S. government could terminate a prime contract under which we are a subcontractor, notwithstanding the fact that our performance and the quality of the products or services we delivered were consistent with our contractual obligations as a subcontractor. Similarly, the U.S. government could indirectly terminate a program or contract by not funding it. The decision to terminate programs or contracts for convenience or default could materially adversely affect our business, financial condition, and results of operations.
Our failure to comply with various complex procurement rules and regulations could result in our being liable for penalties, including termination of our U.S. government contracts, disqualification from bidding on future U.S. government contracts, civil False Claims Act allegations and suspension or debarment from U.S. government contracting.
We must comply with laws and regulations relating to the formation, administration and performance of U.S. government contracts, which affect how we do business with our customers. Such laws and regulations may impose added costs on our business and our failure to comply with them may lead to civil or criminal penalties, termination of our U.S. government contracts, civil False Claims Act allegations (which can include civil penalties and up to treble damages) or suspension or debarment from contracting with federal agencies. Government contract laws and regulations can impose terms or obligations that are different than those typically found in commercial transactions. One of the significant differences is that the U.S. government may terminate any of our government contracts, not only for default based on our performance but also at its convenience. Generally, prime contractors have a similar right under subcontracts related to government contracts. If a contract is terminated for convenience, we would expect to be entitled to receive the purchase price for delivered items, reimbursement for allowable costs for work-in-process and an allowance for profit on the contract. If a contract is terminated for default, the U.S. government could make claims to reduce the contract value or recover its procurement costs and could assess other special penalties, exposing us to liability and materially adversely affecting our ability to compete for future contracts and orders. In addition, the U.S. government could terminate a prime contract under which we are a subcontractor, notwithstanding the fact that our performance and the quality of the products or services we delivered were consistent with our contractual obligations as a subcontractor. Similarly, the U.S. government could indirectly terminate a program or contract by not funding it. The decision to terminate programs or contracts for convenience or default could materially adversely affect our business, results of operations, prospects and financial condition, and our future financial performance.
Failure to comply with anti-corruption laws, including the FCPA and similar laws associated with our activities outside of the United States, could subject us to penalties and other adverse consequences.
We operate a global business and may have direct or indirect interactions with officials and employees of government agencies or state-owned or affiliated entities. We are subject to the FCPA, the U.S. domestic bribery statute contained in 18 U.S.C. § 201, the U.S. Travel Act and possibly other anti-bribery and anti-corruption laws in countries in which we conduct activities. These laws that prohibit companies and their employees and third-party intermediaries from corruptly promising, authorizing, offering, or providing, directly or indirectly, improper payments or anything of value to foreign government officials, political parties, and private-sector recipients for the purpose of obtaining or retaining business, directing business to any person, or securing any advantage. In addition, U.S. public companies are required to maintain records that accurately and fairly represent their transactions and have an adequate system of internal accounting controls. In many foreign countries, including countries in which we may conduct business, it may be a local custom that businesses engage in practices that are prohibited by the FCPA or other applicable laws and regulations. We face significant risks if we or any of our directors, officers, employees, agents or other partners or representatives fail to comply with these laws and governmental authorities in the United States and elsewhere could seek to impose substantial civil and/or criminal fines and penalties which could have a material adverse effect on us. Any violation of the FCPA or other applicable anti-corruption laws could result in whistleblower complaints, adverse media coverage, investigations, loss of export privileges, severe criminal or civil sanctions and, in the case of the FCPA, suspension or debarment from U.S. government contracts, any of which could have a materially adverse effect on our reputation, business, operating results and prospects. In addition, responding to any enforcement action may result in a significant diversion of management’s attention and resources and significant defense costs and other professional fees.
We routinely conduct hazardous operations in the manufacturing and testing of our spacecraft and related components and technology, which could result in damage to property or persons. The release, unplanned ignition, explosion, or improper handling of dangerous materials used in our business could disrupt our operations and adversely affect our financial results.
We manufacture, test, and operate highly sophisticated spacecraft and related components and technology. Our business operations involve the purchase and management of potentially explosive and ignitable energetic materials, and other dangerous chemicals, including materials used in rocket propulsion. The handling, production, transport, and disposition of hazardous materials could result in incidents that temporarily shut down or otherwise disrupt our operations and could cause production delays. A release of these chemicals or an unplanned ignition or explosion could result in death or significant injuries to employees and others. Material property damage to us and third parties could also occur. Extensive regulations apply to the handling of explosive and energetic materials, including but not limited to regulations governing hazardous substances and hazardous waste. The failure to properly store and ultimately dispose of such materials could create significant liability and/or result in regulatory sanctions. While we have built operational processes designed to ensure that the design, manufacture, performance, and servicing of our spacecraft meet rigorous quality standards, there can be no assurance that we will not experience operational or process issues that could result in potential safety risks. Any actual or perceived safety or reliability issues may result in significant reputational harm to our businesses, in addition to tort liability, maintenance, increased safety infrastructure, and other costs that may arise. Such issues could result in canceled contracts, increased regulation, or other systemic consequences. Our inability to meet our safety standards or adverse publicity affecting our reputation as a result of accidents, mechanical failures, damages to customer property, or other complications could have a material adverse effect on our business, financial condition, and results of operations.
We use third-party licensed software and services in or with our solutions, and the inability to maintain these licenses and services arrangements, or issues with the software we license or services we leverage, could result in increased costs or reduced service levels, which would adversely affect our business.
Our solutions include software or other intellectual property licensed from certain third parties, and we otherwise use certain software and other intellectual property licensed from third parties in our business and operations. We anticipate that we will continue to rely on such third-party software and intellectual property in the future, and from time to time, we may be required to renegotiate our current third-party licenses or services arrangements or license additional intellectual property or technology or procure additional services from third parties to develop new solutions or enhancements thereto or to facilitate new business models. This exposes us to risks over which we may have little or no control. For example, the third-party licenses and services on which we currently rely may not always be available, or may not be available on commercially reasonable terms, and we may not have access to alternative third-party software in the event of any issues with such software. In addition, the agreements under which we license intellectual property from third parties are generally complex, and certain provisions in such agreements may be susceptible to multiple interpretations. The resolution of any contract interpretation disagreement that may arise could narrow what we believe to be the scope of our rights to the relevant intellectual property, or increase what we believe to be our financial or other obligations under the relevant agreement. A third party may assert that we or our customers are in breach of the terms of applicable licenses or services arrangements, which could, among other things, force us to cease use of such software and give such third party the right to terminate the applicable license or services arrangement or seek damages from us, or both. Additionally, third parties from whom we currently license intellectual property rights and technology could refuse to renew our agreements upon their expiration or could impose additional terms and fees that we otherwise would not deem acceptable requiring us to obtain the intellectual property from another third party, if any is available, or to pay increased licensing fees or be subject to additional restrictions on our use of such third party intellectual property. Additionally, we may not have the right to control the maintenance, prosecution, preparation, filing, enforcement, and defense of, or litigation relating to, the intellectual property that we license from third parties and are reliant on our licensors to do so. We also cannot be certain that activities such as intellectual property protection, maintenance, prosecution, and enforcement by our licensors have been or will be conducted consistent with our best interests or in compliance with applicable laws and regulations or will result in valid and enforceable intellectual property rights. It is possible that our licensors conduct infringement proceedings or defense activities less vigorously than we would conduct them ourselves or such proceedings or activities may not be conducted in accordance with our best interests. Furthermore, we cannot be certain that our licensors are not infringing, misappropriating, or otherwise violating the intellectual property rights of third parties or that our licensors have sufficient rights to the intellectual property we license in all jurisdictions in which we may offer our solutions. Our inability to obtain or maintain certain licenses, services arrangements or other rights or to obtain or maintain such licenses, services arrangements or rights on favorable terms, or the need to engage in litigation or any other proceedings regarding these matters, could result in delays in releases of new solutions and could otherwise disrupt our business, until equivalent technology can be identified, licensed, or developed, if at all. In addition, our rights to certain technologies are licensed to us on a non-exclusive basis. The owners of these non-exclusively licensed technologies are therefore free to license them to third parties, including our competitors, on terms that may be superior to those offered to us, which could place us at a competitive disadvantage. Also, to the extent that our solutions depend upon the successful operation of third-party software in conjunction with our software, any undetected errors, vulnerabilities, compromises, or defects in such third-party software could prevent the deployment or impair the functionality of our solutions, delay new feature introductions, result in a failure of our platform, and injure our reputation. Any of the foregoing could materially adversely affect our business, financial condition, and results of operations.
Protecting and defending against intellectual property claims may have a material adverse effect on our business.
Our success depends in part upon successful prosecution, maintenance, enforcement, and protection of our owned and licensed intellectual property. To protect our intellectual property rights, we may be required to spend significant resources to monitor and protect these rights. Litigation may be necessary in the future to enforce our intellectual property rights and to protect our trade secrets. Such litigation could be costly, time consuming and distracting to management and could result in the impairment or loss of portions of our intellectual property. Furthermore, our efforts to enforce our intellectual property rights may be met with defenses, counterclaims and countersuits attacking the validity and enforceability of our intellectual property rights. Our inability to protect our proprietary technology, as well as any costly litigation or diversion of our management’s attention and resources, could disrupt our business, as well as have a material adverse effect on our financial condition and results of operations. The results of intellectual property litigation are difficult to predict and may result in significant damage awards or settlement costs. We may also be required to undertake workarounds or substantial reengineering of our products or services, stop using certain technologies, stop offering certain services or enter into royalty or licensing agreements, which may include terms that are not commercially acceptable to us. There is no guarantee that any action to defend, maintain or enforce our owned or licensed intellectual property rights will be successful, and an adverse result in any such proceeding could have a material adverse impact on our business, financial condition, and results of operations. In addition, we may from time-to-time face allegations that we are infringing, misappropriating, or otherwise violating the intellectual property rights of third parties, including the intellectual property rights of our competitors. We may be unaware of the intellectual property rights that others may claim cover some or all of our technology or services. Irrespective of the validity of any such claims, we could incur significant costs and diversion of resources in defending against them, and there is no guarantee any such defense would be successful, which could have a material adverse effect on our business, financial condition, and results of operations. Even if these matters do not result in litigation or are resolved in our favor or without significant cash settlements, these matters, and the time and resources necessary to litigate or resolve them, could divert the time and resources of our management team and harm our business, financial condition, our results of operations, and our reputation.

Environmental matters, including costs associated with compliance and remediation efforts and government and third-party claims, could have a material adverse effect on our reputation and our business, financial condition, and results of operations.
Our operations are subject to and affected by various federal, state, local, and foreign environmental laws, and regulations, which can frequently be expanded, changed, or enforced differently over time. Compliance with these existing and evolving environmental laws and regulations requires and is expected to continue to require significant operating and capital costs. We may be subject to substantial administrative, civil, or criminal fines, penalties, or other sanctions (including suspension and debarment from our government contracts) for violations. For instance, if we are found to be in violation of the Federal Clean Air Act or the Clean Water Act, the facility or facilities involved in the violation could be placed by the Environmental Protection Agency on a list of facilities that generally cannot be used in performing on U.S. government contracts until the violation is corrected. Stricter or different remediation standards or enforcement of existing laws and regulations; new requirements, including regulation of new substances; discovery of previously unknown contamination or new contaminants; imposition of fines, penalties, or damages (including natural resource damages); a determination that certain remediation or other costs are unallowable; rulings on allocation or insurance coverage; and/or the insolvency, inability or unwillingness of other parties to pay their share, could require us to incur material additional costs in excess of those anticipated. We may become a party to legal proceedings and disputes involving government and private parties (including individual and class actions) relating to alleged impacts from pollutants released into the environment, including bodily injury and property damage. These matters could result in material compensatory or other damages, remediation costs, penalties, non-monetary relief, and adverse allowability or insurance coverage determinations. The impact of these factors is difficult to predict, but one or more of them could harm our reputation and business and have a material adverse effect on our results of operations, prospects, and financial condition.
Our business is subject to federal, state, and international laws regarding data protection, privacy, and data security, as well as confidentiality obligations under various agreements, and our actual or perceived failure to comply with such obligations could damage our reputation, expose us to litigation risk and materially adversely affect our business and operating results.
In connection with our business, we receive, collect, process, and retain certain personal information about our customers, vendors, and employees. As a result, we are subject to the evolving and increasingly complex data protection laws and regulatory frameworks of the jurisdictions in which we operate or conduct our business, including to state comprehensive privacy laws, such as the California Consumer Privacy Act, as amended by the California Privacy Rights Act, the European Union General Data Protection Regulation (“EU GDPR”), and the U.K. General Data Protection Regulation (“U.K. GDPR”) (collectively, “Data Protection Laws”). These laws impose obligations in relation to the collection, use, and disclosure of personal information, including providing customers with certain rights to access, correct, delete, and restrict the processing of their personal information. Failure to comply with applicable laws may result in regulatory scrutiny, enforcement actions, fines, litigation, or other liabilities or costs, and the evolving complexity of the privacy landscape could impact our ability to collect, use or disclose personal information, decrease demand for our products, require us to restrict our business operations, increase our costs, and impair our ability to maintain and grow our customer base and increase our revenue. We are also subject to the DoD Cybersecurity Maturity Model Certification (“CMMC”) requirements, which requires companies that do business with the DoD to, depending on the level of security required, meet, or exceed certain specified cybersecurity standards to be eligible for new contract awards. To the extent we are unable to achieve or maintain certification at the level required for a particular contract award, we will be unable to bid on such contract awards or follow-on awards for existing work with the DoD, which could materially adversely impact our revenue, profitability, and cash flows.
Additionally, our subcontractors, and certain of our vendors, may also need to comply with CMMC requirements. We may be negatively impacted if our subcontractors or vendors are not compliant with CMMC requirements. The obligations imposed on us under the CMMC may be different from, or in addition to those, otherwise required by the Data Protection Laws to which we are subject. The costs to comply with the new CMMC requirements are significant and may increase, which could materially adversely affect our business, financial condition, or results of operations. Failure to comply with CMMC requirements may also make us subject to bid protest challenges or False Claims Act allegations claiming damages to the government based on such non-compliance. We have implemented internal controls and procedures designed to comply with the Data Protection Laws to which we are subject, the CMMC and other applicable standards, as well as contractual obligations related to data protection.
Data protection laws, regulations, standards, and obligations are evolving and may be modified, replaced, interpreted, and applied in an inconsistent manner from one jurisdiction to another, and may conflict with one another, other requirements, or legal obligations. For example, the application of the EU GDPR alongside the U.K. GDPR exposes us to two parallel regimes that may be subject to potentially different interpretations, each of which potentially authorizes similar fines and other potentially divergent enforcement actions for certain violations. While the EU GDPR and the U.K. GDPR remain substantially similar for the time being, the government of the U.K. has adopted reforms to its privacy and data security legal framework in its Data Use and Access Act 2025, which became law on June 19, 2025 (phasing in between June 2025 and June 2026) and will introduce significant changes from the EU GDPR. This may lead to additional compliance costs and could increase overall risk exposure as businesses may no longer be able to take a unified approach across the European Economic Area and the U.K., and such businesses may need to amend their processes and procedures to align with the new framework. We cannot yet determine the impact that such modifications may have on our business. As such, our practices may not have complied with, and we cannot assure ongoing compliance with, all such laws or regulations and other legal obligations. Further, we expect that new industry standards, laws, and regulations will continue to be proposed regarding privacy and data security in many jurisdictions. We cannot yet determine the impact that such future laws, regulations, and standards may have on our business. Our efforts to comply with these evolving obligations may cause us to incur significant costs or require changes to our business practices, which could materially adversely affect our business, financial condition, and results of operations. Any failure or perceived failure by us to comply with applicable laws or regulations, or other contractual or legal obligations, or to adequately address privacy and data security concerns, even if unfounded, may result in governmental enforcement actions, private litigation (including class actions), fines and penalties or adverse publicity and could cause our customers to lose trust in us, which could have a material adverse effect on our reputation, inhibit sales, and materially adversely affect our business, financial condition, and results of operations.
Our systems utilize third-party open-source software, and any failure to comply with the terms of one or more of these open-source software licenses could adversely affect our business, subject us to litigation, or create potential liability.
Our systems include software licensed from third parties under any one or more open-source licenses, and we expect to continue to incorporate open-source software in our systems and technology in the future. Moreover, we cannot ensure that we have effectively monitored our use of open-source software, or validated the quality or source of such software, or that we are always in compliance with the terms of the applicable open-source licenses or our current policies and procedures. From time to time, there have been claims against companies that use open-source software in their products and services asserting that the use of such open-source software infringes the claimants’ intellectual property rights. As a result, we could be subject to suits by third parties claiming that what we believe to be licensed open-source software infringes such third parties’ intellectual property rights. Additionally, if an author or other third party that distributes such open source software were to allege that we had not complied with the conditions of one or more of these licenses, we could be required to incur significant legal expenses defending against such allegations and could be subject to significant damages and required to comply with onerous conditions or restrictions on these solutions, which could disrupt the distribution and sale of these solutions. Litigation could be costly for us to defend, have a negative effect on our business, financial condition, and results of operations, or require us to devote additional R&D resources to change our solutions. We may continue to experience such vulnerabilities in the future. Use of open-source software may entail greater risks than use of third-party commercial software, as open-source licensors generally do not provide warranties or other contractual protections regarding infringement claims or the quality of the code, including with respect to security vulnerabilities where open-source software may be more susceptible. In addition, certain open-source licenses require that source code for software programs that incorporate, use, or combine with such open-source software be made available to the public at no cost and that any modifications or derivative works to such open-source software continue to be licensed under the same terms as the open-source software license. The terms of various open-source licenses to which we are subject are ambiguous and have not or may not have been interpreted by courts in the relevant jurisdictions, and there is a risk that such licenses could be construed in a manner that imposes unanticipated conditions or restrictions on our ability to market or provide our software and data. By the terms of certain open-source licenses, we could be required to release the source code of our proprietary software, and to make our proprietary software available under open-source licenses, if we combine our proprietary software with open-source software in a certain manner. In the event that portions of our proprietary software are determined to be subject to an open-source license, we could be required to publicly release the affected portions of our source code, re-engineer all or a portion of our solutions, seek licenses from third parties on terms that are not commercially feasible or otherwise be limited in the provision of our products and services, each of which could reduce or eliminate the value of our solutions. Disclosing our proprietary source code could allow our competitors to create similar products with lower development effort and time and ultimately could result in a loss of sales. Furthermore, any such re-engineering or other remedial efforts could require significant additional R&D resources, and we may not be able to successfully complete any such re-engineering or other remedial efforts. Any of these events could create liability for us and damage our reputation, which could have a material adverse effect on our business, financial condition, and results of operations.

Laws and regulations designed to address climate change may result in additional compliance costs.
Our operations and the products we sell are currently subject to rules limiting emissions and to other climate-related regulations in certain jurisdictions where we operate. The increased prevalence of global climate change concerns may result in new regulations that may negatively impact us, our suppliers, and customers. We are continuing to evaluate short-, medium- and long-term risks related to climate change. We cannot predict what climate-related legislation or regulations will be enacted in the future, how existing or future laws or regulations will be administered or interpreted, or what environmental conditions may be found to exist. Compliance with any new or more stringent laws or regulations, or stricter interpretations of existing laws, could require additional expenditures by us or our suppliers, in which case, the costs of component parts could increase.
Misconduct of employees, subcontractors, agents, suppliers, business partners, or joint ventures and others working on our behalf could cause us to lose existing contracts or customers and adversely affect our ability to obtain new contracts and customers and could have a material adverse impact on our reputation, business, financial condition, and results of operations.
Our employees, subcontractors, agents, suppliers, business partners, joint ventures or others working on our behalf may engage in misconduct that could adversely impact our business including by committing fraud or engaging in other improper activities such as falsifying time or other records, and violating laws and failing to comply with our policies and procedures or with federal, state, or local government procurement regulations, regulations regarding the use and safeguarding of classified or other protected information, legislation regarding the pricing of labor and other costs in government contracts, laws, and regulations relating to environmental, health or safety matters, bribery of foreign government officials, import-export control, lobbying or similar activities, and any other applicable laws or regulations. Any data loss or information security lapses resulting in the compromise of personal information or the improper use or disclosure of sensitive or classified information could result in claims, remediation costs, regulatory investigations or sanctions against us, corruption or disruption of our systems or those of our customers, impairment of our ability to provide services to our customers, loss of current and future contracts, indemnity obligations, serious harm to our reputation and other potential liabilities. Although we have implemented policies, procedures, training, and other compliance controls to prevent and detect these activities, these precautions may not prevent all misconduct, and as a result, we could face unknown risks or losses. This risk of improper conduct may increase as we continue to expand and do business with new partners. In the ordinary course of our business, we form and are members of joint ventures (meaning joint efforts or business arrangements of any type). Our failure to comply with applicable laws or regulations could damage our reputation and subject us to administrative, civil, or criminal investigations and enforcement actions, fines, and penalties, restitution or other damages including civil False Claims Act allegations (which can include civil penalties and up to treble damages), loss of security clearance, loss of current and future customer contracts, loss of privileges and other sanctions, including suspension or debarment from contracting with federal, state, or local government agencies, any of which would materially adversely affect our reputation, business, financial condition, and results of operations.
Efforts by the U.S. government to revise its organizational conflict of interest rules could limit our ability to successfully compete for new contracts or task orders, which would materially adversely affect our business, financial condition, and results of operations.
Efforts by the U.S. government to reform its procurement practices have focused on, among other areas, the separation of certain types of work to facilitate objectivity and avoid or mitigate organizational conflicts of interest and the strengthening of regulations governing organizational conflicts of interest. Organizational conflicts of interest may arise from circumstances in which a contractor has impaired objectivity during performance; unfair access to non-public information; or the ability to set the “ground rules” for another procurement for which the contractor competes. A focus on organizational conflicts of interest issues has resulted in legislation and a proposed regulation aimed at increasing organizational conflicts of interest requirements, including, among other things, separating sellers of products and providers of advisory services in major defense acquisition programs. The passage of a new federal law in December 2022 requires the FAR council to provide and update definitions of each of the above types of conflicts of interest and provide illustrative examples of various relationships that contractors could have that would give rise to potential conflicts of interest. The passage of this legislation comes as this topic continues to garner increased scrutiny of such alleged conflicts among federal contractors. The resulting rule-making process, as well as continuing reform initiatives in procurement practices, may, however, result in future amendments to the FAR, increasing the restrictions in current organizational conflicts of interest regulations and rules. Similarly, organizational conflicts of interest remain an active area of bid protest litigation, increasing the likelihood that competitors may leverage such arguments in an attempt to overturn agency award decisions. To the extent that proposed and future organizational conflicts of interest laws, regulations, and rules or interpretations thereof limit our ability to successfully compete for new contracts or task orders with the U.S. government, either because of organizational conflicts of interest issues arising from our business, or because companies with which we are affiliated, or with which we otherwise conduct business, create organizational conflicts of interest issues for us, our business, financial condition, and results of operations could be materially adversely affected.
We may experience claims for product failures, schedule delays or other problems with existing or new products.
Many of the products we develop and manufacture are technologically advanced systems that must function under demanding operating conditions. The sophisticated and rigorous design, manufacturing and testing processes and practices we employ do not entirely prevent the risk that we may not be able to successfully launch or manufacture our products on schedule or that our products may not perform as intended. When our products fail to perform adequately, some of our contracts require us to forfeit a portion of our expected profit, receive reduced payments, provide a replacement product or service or reduce the price of subsequent sales to the same customer. Performance penalties may also be imposed when we fail to meet delivery schedules or other measures of contract performance. We do not generally insure against potential costs resulting from any required remedial actions or costs or loss of sales due to postponement or cancellation of scheduled operations or product deliveries.
New sustainability and climate-related disclosure obligations could result in unforeseen costs associated with compliance, government and third-party claims, operations, and increased reputational and litigation risk.
New sustainability and climate-related disclosure obligations could result in unforeseen costs associated with compliance, government and third-party claims, operations, and increased reputational and litigation risk. We may be subject to rulemaking regarding corporate social responsibility and/or disclosure, as public awareness and focus on social and environmental issues has led to legislative and regulatory efforts to impose or increase regulations and require further disclosure. We operate in various jurisdictions in the U.S. that have adopted or proposed federal and state laws related to sustainability and climate change reporting. Any adopted or proposed laws could impose significant new burdens on the Company and our suppliers, with significant potential costs and operational impacts, and restrict access to capital if our disclosures are not perceived as meeting applicable third-party verification standards. Our failure to adequately comply with such disclosure obligations could jeopardize our competitive position and ability to win business, as well as adversely affect our results of operations and financial condition. Separately, enhanced sustainability and climate-related disclosure requirements could lead to reputational or other harm to our relationships with customers, regulators, investors, or other stakeholders. We may also face increased litigation risks arising from enhanced sustainability and climate-related disclosure requirements relating to alleged damages resulting from our reported or projected GHG emissions or statements allegedly made by us or others in our industry regarding environmental and climate change risks.
We are subject to complex tax laws, and changes in tax laws or in positions by the relevant tax authorities regarding the application, administration or interpretation of tax laws or regulations, particularly if applied retrospectively, or challenges to our tax position could adversely affect our financial condition and results of operations.
Tax laws are complex and subject to subjective evaluations and interpretative decisions, and we may be subject in the future to tax audits aimed at addressing our compliance with direct and indirect taxes. Changes in tax laws could adversely affect our tax position, including our effective tax rate or tax payments. We often rely on generally available interpretations of applicable tax laws and regulations. We cannot be certain that the relevant tax authorities agree with our interpretation of these laws, or with the positions we have taken or intend to take, on tax laws applicable to our ordinary activity and extraordinary transactions. If our tax positions are challenged by relevant tax authorities, we could face long tax proceedings and the imposition of additional taxes or the denial of tax benefits could require us to pay taxes that we currently do not collect or pay or increase the cost of our services to track and collect such taxes. We cannot, therefore, rule out that claims by the tax authorities may give rise to burdensome and long tax litigation and to the payment of significant amounts for taxes, penalties and interest for late payment. Any of these risks could increase our cost of operations or our effective tax rate and have a negative effect on our business, financial condition, operating results and cash flows.
Our ability to use our net operating loss carryforwards may be limited.
As of December 31, 2025, we had $291.1 million of U.S. federal and $366.4 million of U.S. state net operating loss (“NOLs”) carryforwards available to reduce future taxable income. While the federal NOL carryforwards can be carried forward indefinitely, state NOLs begin to expire in the year ending December 31, 2046. It is possible that we will not generate taxable income in time to use these NOL carryforwards before their expiration or at all. Under legislative changes made in December 2017, U.S. federal NOLs incurred in 2018 and in future years may be carried forward indefinitely, but the deductibility of such NOLs is limited. In addition, the federal and state NOL carryforwards and certain tax credits may be subject to significant limitations under Section 382 and Section 383 of the Internal Revenue Code of 1986, as amended (the “Code”), respectively, and similar provisions of state law. Under those sections of the Code, if a corporation undergoes an “ownership change,” the corporation’s ability to use its pre-change NOL carryforwards and to offset its post-change income or tax may be limited. In general, an “ownership change” will occur if there is a cumulative change in our ownership by “5-percent stockholders” that exceeds 50 percentage points over a rolling three-year period. Similar rules may apply under state tax laws. Future issuances or sales of our common stock, including certain transactions involving our common stock that are outside of its control, could result in future “ownership changes.” “Ownership changes” that have occurred in the past or that may occur in the future could result in the imposition of an annual limit on the amount of pre-ownership change NOLs and other tax attributes we can use to reduce our taxable income, potentially increasing and accelerating our liability for income taxes, and also potentially causing those tax attributes to expire unused. States may impose other limitations on the use of our NOLs. Any limitation on using NOLs could, depending on the extent of such limitation and the NOLs previously used, result in us retaining less cash after payment of U.S. federal and state income taxes during any year in which we have taxable income, rather than losses, than we would otherwise retain if such NOLs were available as an offset against such income for U.S. federal and state income tax reporting purposes. As a result, such limitations on our NOL could adversely impact our operating results.
We entered into a Tax Receivable Agreement that requires us to make payments in relation to certain tax attributes of York Space Systems and its subsidiaries to our pre-IPO owner (or certain transferees or successors), and such payments may be substantial.
We entered into a tax receivable agreement (“TRA” or “Tax Receivable Agreement”) with equity holders of Holdings and holders of Class P Units (such shareholders and any transferee or successor being a “TRA Holder”) that will require us to make payments to TRA Holders in an amount equal to 85% of certain tax savings (or expected tax savings) in respect of certain tax attributes of York Space Systems. The TRA contemplates payments in respect of the Covered Tax Assets (as defined below) described in “Certain Relationships and Related Transactions, and Director Independence—Tax Receivable Agreement” in Item 13 of Part III of this Annual Report on Form 10-K, including net operating losses, the carryforward of any unused research and development tax credits and interest disallowed pursuant to Section 163(j) of the Code, the amortization of research and experimental expenditures pursuant to Section 174 of the Code, and other tax attributes of York Space Systems accrued on or prior to the date of the Tax Receivable Agreement (including, without limitation, refunds and amortization and depreciation of other assets of York Space Systems) and any deductions or other tax attributes that may arise in connection with our IPO. The timing of payments under any Tax Receivable Agreement will vary depending upon a number of factors, including the amount, character and timing of our and our subsidiaries’ taxable income in the future. These payments may be substantial and will be made only to TRA Holders, rather than to all of our shareholders. These payments could have a material adverse effect on our business, financial condition and results of operations. To the extent that we are unable to make payments under any Tax Receivable Agreement as a result of the terms of our debt agreements, such payments may be deferred and will accrue interest until paid.
The Tax Receivable Agreement requires us to make cash payments to TRA Holders in respect of certain tax benefits to which we may become entitled, and we expect that the payments we will be required to make will be substantial.
On January 28, 2026, we entered into the Tax Receivable Agreement with TRA Holders. Pursuant to the Tax Receivable Agreement, we will be required to make cash payments to TRA Holders, collectively, equal to 85% of the tax benefits, if any, that we actually realize, or, in some circumstances, are deemed to realize, as a result of the usage of the Covered Tax Assets. We estimate that such payments may be substantial. Payments under the Tax Receivable Agreement will be based on the tax reporting positions that we determine, which tax reporting positions will be based on the advice of our tax advisors. Any payments made by us to TRA Holders under the Tax Receivable Agreement will generally reduce the amount of overall cash flow that might have otherwise been available to us. To the extent that we are unable to make payments under the Tax Receivable Agreement, such payments generally will be deferred and will accrue interest until paid. Nonpayment for a specified period, however, may constitute a breach of a material obligation under the Tax Receivable Agreement and therefore accelerate payments due under the Tax Receivable Agreement. Furthermore, although we will retain 15% of the amount of such tax benefits, the Tax Receivable Agreement may adversely impact the price of our common stock and our future obligation to make payments under the Tax Receivable Agreement could make us a less attractive target for an acquisition, particularly in the case of an acquirer that cannot use some or all of the tax benefits that may be deemed realized in connection with the acquisition under the Tax Receivable Agreement. The payments under the Tax Receivable Agreement are also not conditioned upon TRA Holders maintaining a continued ownership interest in York Space Systems. See “Certain Relationships and Related Transactions, and Director Independence—Tax Receivable Agreement” in Item 13 of Part III of this Annual Report on Form 10-K for more information.

The actual amount and timing of any payments under the Tax Receivable Agreement will vary depending upon a number of factors, including the amount and timing of the taxable income we generate in the future and the federal tax rates then applicable.
The amounts that we may be required to pay to TRA Holders under the Tax Receivable Agreement may be accelerated in certain circumstances and may also significantly exceed the actual tax benefits that we ultimately realize.
The Tax Receivable Agreement provides that if (i) certain mergers, asset sales, other forms of business combination or other changes of control were to occur, (ii) we breach any of our material obligations under the Tax Receivable Agreement or (iii) at any time, we elect an early termination of the Tax Receivable Agreement, then the Tax Receivable Agreement will terminate and our obligations, or our successor’s obligations, to make payments under the Tax Receivable Agreement would accelerate and become immediately due and payable. The amount due and payable in that circumstance is based on certain assumptions, including an assumption that we would have sufficient taxable income to fully utilize all potential future tax benefits that are subject to the Tax Receivable Agreement. See “Certain Relationships and Related Transactions, and Director Independence—Tax Receivable Agreement” in Item 13 of Part III of this Annual Report on Form 10-K. We may need to incur debt to finance payments under the Tax Receivable Agreement to the extent our cash resources are insufficient to meet our obligations under the Tax Receivable Agreement as a result of timing discrepancies or otherwise.
As a result of a change in control, material breach or our election to terminate the Tax Receivable Agreement early, (i) we could be required to make cash payments to TRA Holders that are greater than 85% of the actual benefits we ultimately realize in respect of the Covered Tax Assets and (ii) we would be required to make an immediate cash payment equal to the anticipated future tax benefits that are the subject of the Tax Receivable Agreement discounted in accordance with the Tax Receivable Agreement, which payment may be made significantly in advance of the actual realization, if any, of such future tax benefits. In these situations, our obligations under the Tax Receivable Agreement could have a substantial negative impact on our liquidity and could have the effect of delaying, deferring or preventing certain mergers, asset sales, other forms of business combination, or other changes of control. There can be no assurance that we will be able to finance our obligations under the Tax Receivable Agreement. If we were to elect to terminate the Tax Receivable Agreement on February 28, 2026, we estimate that we would be required to pay under the Tax Receivable Agreement an amount equal to the present value of the gross amount of approximately $262.0 million.
In addition, payments under the Tax Receivable Agreement will be based on the tax reporting positions that we determine, consistent with the terms of the Tax Receivable Agreement. No TRA Holder will be required under any circumstances to make a payment or return a payment to us in respect of any portion of any payment previously made to such TRA Holder under the TRA if a tax reporting position relating to a TRA tax attribute is challenged. If it is determined that excess payments have been made under the Tax Receivable Agreement, certain future payments, if any, otherwise to be made will be reduced. As a result, in certain circumstances, including, for example, if a previously claimed deduction is subsequently disallowed, payments could be made under the Tax Receivable Agreement in amounts that exceed 85% of the actual tax savings we realize in respect of the TRA tax attribute.
We may not be able to realize all or a portion of the tax benefits that are currently expected to result from the tax attributes covered by the Tax Receivable Agreement and from payments made under the Tax Receivable Agreement.
Our ability to realize the tax benefits that we currently expect to be available as a result of the Covered Tax Assets and the payments made pursuant to the Tax Receivable Agreement all depend on a number of assumptions, including that we earn sufficient taxable income each year during the period over which such deductions are available and that there are no adverse changes in applicable law or regulations. Additionally, if our actual taxable income were insufficient or there were additional adverse changes in applicable law or regulations, we may be unable to realize all or a portion of the expected tax benefits and our cash flows and shareholders’ equity could be negatively affected. See “Certain Relationships and Related Transactions, and Director Independence—Tax Receivable Agreement” in Item 13 of Part III of this Annual Report on Form 10-K.
The Tax Receivable Agreement will continue to be payable regardless of whether TRA Holders or its beneficial owners continue to own an interest in York Space Systems.
We will be obligated to make substantial payments under the Tax Receivable Agreement to TRA Holders for the realization or deemed realization of the benefit of the Covered Tax Assets, regardless of whether the TRA Holders continue to hold interests in York Space Systems following our IPO. For example, in connection with a change of control, and certain other transactions, the TRA Holders will be entitled to receive the full value of the amounts payable under the Tax Receivable Agreement with respect to the Covered Tax Assets regardless of whether the tax benefit of the Covered Tax Assets has been realized or will be realized in the future and without regard to any impairment of the future tax benefit of the Covered Tax Assets such as under Section 382 of the Code. The payment obligations in these scenarios will effectively be treated as debt of York Space Systems and the value of payments may be material and will reduce the amount of cash paid to equity holders in connection with a change of control. Accordingly, you should be aware that these ongoing obligations under the Tax Receivable Agreement may adversely affect the value of your investment in York Space Systems.
Risks Related to Our Indebtedness
Our substantial indebtedness could materially adversely affect our financial condition.
We have a significant amount of indebtedness. As of December 31, 2025, we had $150.0 million of term loans outstanding under the Term Loan Facility (as defined herein) and $150.0 million available for borrowing under the Revolving Facility (as defined herein) (after giving effect to outstanding letters of credit). All obligations under the Term Loan Facility and the Revolving Facility are guaranteed by certain of our subsidiaries and are secured by substantially all of our assets.
Our substantial indebtedness under the Credit Agreement (as defined herein), and any future indebtedness we may incur could have important consequences to the holders of our common stock, including the following:
•making it more difficult for us to satisfy our obligations with respect to our and our subsidiaries’ other debt;
•limiting our and our subsidiaries’ ability to obtain additional financing to fund future working capital, capital expenditures, acquisitions, or other general corporate requirements;
•requiring us to dedicate a substantial portion of our cash flows to debt service payments and to use proceeds from various transactions to prepay debt, thereby reducing the amount of cash flows available for working capital, capital expenditures, acquisitions, and other general corporate purposes;
•increasing our vulnerability to general adverse economic and industry conditions;
•exposing us to the risk of increased interest rates, to the extent any of our borrowings are at variable rates of interest;
•limiting our flexibility in planning for and reacting to changes in the industry in which we compete;
•placing us at a disadvantage compared to other, less leveraged competitors; and
•increasing our cost of borrowing.
In addition, the Credit Agreement contains, and agreements governing our future borrowings may contain, financial covenants that require us to maintain certain liquidity and cash flow metrics, as well as restrictive covenants that limit our and certain of our subsidiaries’ ability to engage in activities that may be in our long-term best interest. Our failure to comply with those covenants could result in an event of default which, if not cured or waived, could result in the acceleration of substantially all our debt.
We and our subsidiaries may be able to incur significant additional indebtedness in the future. Although the Credit Agreement contains, and agreements governing our future borrowings may contain, restrictions on the incurrence of additional indebtedness, these restrictions are, or may in the future be, subject to a number of qualifications and exceptions, and the amount of additional indebtedness incurred in compliance with these restrictions could be substantial. These restrictions also will not prevent us from incurring obligations that do not constitute “indebtedness” under the Credit Agreement.
We may not be able to generate sufficient cash to service all of our indebtedness and may be forced to take other actions to satisfy our obligations under our indebtedness, which may not be successful.
Our ability to make scheduled principal and interest payments on or refinance our debt obligations depends on our financial condition and operating performance, which are subject to prevailing economic and competitive conditions and to financial, business, legislative, regulatory, and other factors, some of which are beyond our control. We cannot be sure that our business will generate sufficient cash flows from operating activities, or that future borrowings will be available, to permit us to pay the principal and interest on our indebtedness.

If our cash flows and capital resources are insufficient to fund our debt service obligations, we could face substantial liquidity problems and could be forced to reduce or delay investments and capital expenditures or to dispose of material assets or operations, seek additional debt or equity capital or restructure or refinance our indebtedness. We may not be able to effect any such alternative measures, if necessary, on commercially reasonable terms or at all and, even if successful, those alternative actions may not allow us to meet our scheduled debt service obligations. The Credit Agreement restricts, and any agreement governing any debt we incur in the future may restrict, our ability to dispose of assets and use the proceeds from those dispositions and also limits our ability to raise debt or equity capital to be used to repay other indebtedness when it becomes due. We may not be able to consummate those dispositions or to obtain proceeds in an amount sufficient to meet any debt service obligations then due.
Additionally, if we cannot make scheduled payments on our debt, we will be in default, and the outstanding principal amount of indebtedness thereunder may be accelerated, commitments to loan money may be terminated and/or assets securing such borrowings may be foreclosed against, as applicable in the relevant debt instrument, and we could be forced into bankruptcy or liquidation. Any of these events could result in you losing all or a portion of your investment in the common stock.
Agreements governing our current and future indebtedness will contain covenants that restrict our current and future operations, including our ability to respond to changes or to take certain actions.
The Credit Agreement contains, and any future indebtedness agreements we enter into will likely contain, a number of restrictive covenants that impose significant operating and financial restrictions on us and our subsidiaries and may limit our and our subsidiaries’ abilities to engage in acts that may be in our long-term best interest. These covenants may include restrictions on our and our subsidiaries abilities to:
•incur additional indebtedness and guarantee indebtedness;
•pay dividends or make other distributions or repurchase or redeem our capital stock;
•prepay, redeem, or repurchase junior debt;
•issue certain preferred stock or similar equity securities;
•make loans and investments;
•sell assets or property, except in certain circumstances;
•sell or license intellectual property, except in certain circumstances;
•incur liens;
•dispose of our assets;
•enter into transactions with affiliates;
•modify or waive certain material agreements in a manner that is adverse in any material respect to the lenders;
•enter into agreements restricting our subsidiaries’ ability to pay dividends; and
•make fundamental changes in our business, corporate structure, or capital structure, including, among other things, entering into mergers, acquisitions, consolidations, and other business combinations or selling all or substantially all of our assets.
As a result of these restrictions, we may be:
•limited in how we conduct our business;
•unable to raise additional debt or equity financing to operate during general economic or business downturns; or
•unable to compete effectively or to take advantage of new business opportunities.
These restrictions may affect our ability to grow in accordance with our strategy. If we incur indebtedness provided or guaranteed by the U.S. government, we may be subject to additional restrictions on our operations, including limitations on employee headcount and compensation reductions and other cost reduction activities.

Risks Related to Ownership of Our Common Stock
The market price of our common stock may be volatile or may decline steeply or suddenly regardless of our operating performance. You may not be able to resell your shares at or above the price at which you purchased such shares and may lose all or part of your investment.
There has been no prior public market for our common stock prior to our IPO. Purchasers of our common stock may not be able to resell those shares at or above their purchase price. The market price of our common stock fluctuates and may decline significantly in response to numerous factors, many of which are beyond our control, including:
•actual or anticipated fluctuations in our revenues or other operating results;
•variations between our actual operating results and the expectations of securities analysts, investors, and the financial community;
•any forward-looking financial or operating information we may provide to the public or securities analysts, any changes in this information or our failure to meet expectations based on this information;
•actions of securities analysts who initiate or maintain coverage of us, changes in financial estimates by any securities analysts who follow us or our failure to meet these estimates or the expectations of investors;
•additional shares of common stock being sold into the market by us or our existing stockholders, or the anticipation of such sales, including if existing stockholders sell shares into the market when the applicable “lock-up” periods end;
•announcements by us or our competitors of significant products or features, innovations, acquisitions, strategic partnerships, joint ventures, capital commitments, divestitures, or other dispositions;
•loss of relationships with significant suppliers or other customers;
•changes in operating performance and stock market valuations of companies in our industry, including our competitors;
•difficulties in integrating any new acquisitions we may make;
•loss of services from members of management or employees or difficulty in recruiting additional employees;
•deterioration of economic conditions in the United States and reduction in demand for our products;
•price and volume fluctuations in the overall stock market, including as a result of general economic trends;
•lawsuits threatened or filed against us, or events that negatively impact our reputation; and
•developments in new legislation and pending lawsuits or regulatory actions, including interim or final rulings by judicial or regulatory bodies.
In addition, extreme price and volume fluctuations in the stock markets have affected and continue to affect the stock prices of many companies. Often, their stock prices have fluctuated in ways unrelated or disproportionate to their operating performance. In the past, stockholders have filed securities class action litigation against companies following periods of market volatility. Such securities litigation, if instituted against us, could subject us to substantial costs, divert resources and the attention of management from our business and seriously harm our business.
An active trading market for our common stock may never develop or be sustained.
Our IPO occurred in January 2026. Therefore, there has been a public market for our common stock for a short period of time. However, we cannot be certain that an active trading market for our common stock will be sustained. Furthermore, we cannot be certain that we will continue to satisfy the continued listing standards of the NYSE. If we fail to satisfy the continued listing standards, we could be de-listed, which would have a material adverse effect on the liquidity and price of our common stock. Accordingly, we cannot assure you of the liquidity of any trading market, your ability to sell your shares of our common stock when desired or the prices that you may obtain for your shares of our common stock.
Future sales of our common stock and other actions by existing stockholders could cause our stock price to decline.
If our existing stockholders, including employees, who have or obtain equity, sell, or indicate an intention to sell, substantial amounts of our common stock in the public market after the lock-up and legal restrictions on resale related to our IPO lapse, the trading price of our common stock could decline. Currently, only the shares of common stock sold in the our IPO are freely tradable without restrictions or further registration under the Securities Act of 1933, as amended (the “Securities Act”), except for any shares held by persons who are not our “affiliates” as defined in Rule 144 under the Securities Act and who have complied with the holding period requirements of Rule 144 under the Securities Act.
In connection with the IPO, we and our officers, directors, and holders of substantially all of our common stock and securities convertible into or exercisable for our common stock, including AE Industrial Partners, have agreed, subject to certain exceptions, not to dispose of or hedge any of their common stock or securities convertible into or exchangeable for shares of common stock during the period from January 30, 2026 continuing through July 29, 2026, except with the prior written consent of at least two of the representatives (which must include Goldman Sachs & Co. LLC) of the underwriters our IPO. In connection with the acquisition of Orbion, the sellers who received shares of our common stock as consideration for our purchase, agreed to similar restrictions with the same timeline.
When the lock-up period in these agreements expires, we, our officers and directors, AE Industrial Partners, and such other stockholders will be able to sell shares in the public market. In addition, at least two of the representatives (which must include Goldman Sachs & Co. LLC) on behalf of the underwriters may, in their sole discretion, release all or some portion of the shares subject to the lock-up agreements prior to the expiration of the lock-up period. Sales of a substantial number of such shares, or the perception that such sales may occur, upon the expiration or early release of the securities subject to the lock-up agreements could cause the price of our common stock to decline or make it more difficult for you to sell your common stock at a time and price that you deem appropriate.
In addition, certain of our stockholders have demand and “piggy-back” registration rights with respect to our common stock.
Your ability to achieve a return on your investment will depend on appreciation in the price of our common stock because we currently do not intend to pay dividends on our common stock, and our indebtedness could limit our ability to pay dividends on our common stock.
We currently do not anticipate paying any cash dividends for the foreseeable future. In addition, the terms of our indebtedness limit our ability to pay dividends or make other distributions on, or to repurchase or redeem, shares of our capital stock. Consequently, your only opportunity to achieve a return on your investment in our company will be if the market price of our common stock appreciates and you sell your shares at a profit. There is no guarantee that the price of our common stock that will prevail in the market will ever exceed the price that you pay. We cannot be sure that we will pay dividends in the future or continue to pay dividends if we do commence paying dividends.
If securities or industry analysts either do not publish research about us or publish inaccurate or unfavorable research about us, our business, or our market, if they adversely change their recommendations regarding our common stock, or if our operating results do not meet their expectations or any financial guidance we may provide, the trading price or trading volume of our common stock could decline.
The trading market for our common stock will be influenced in part by the research and reports that securities or industry analysts may publish about us, our business, our market, or our competitors. If one or more of the analysts initiate research with an unfavorable rating or downgrade our common stock, provide a more favorable recommendation regarding our competitors, or publish inaccurate or unfavorable research about our business, our common stock price would likely decline. If one or more analysts who may cover us were to cease coverage of us or fail to regularly publish reports on us, we could lose visibility in the financial markets, which in turn could cause the trading price or trading volume of our common stock to decline.
In addition, if we do not meet any financial guidance that we may provide to the public or if we do not meet expectations of securities analysts or investors, the trading price of our common stock could decline significantly. Our operating results may fluctuate significantly from period to period as a result of changes in a variety of factors affecting us or our industry, many of which are difficult to predict. As a result, we may experience challenges in forecasting our operating results for future periods.
Future issuances of our common stock could result in significant dilution to our stockholders, dilute the voting power of our common stock and depress the market price of our common stock.
Future issuances of our common stock, such as the recent issuance in connection with the acquisition of Orbion, could result in dilution to existing holders of our common stock. Such issuances, or the perception that such issuances may occur, could depress the market price of our common stock. We may issue additional equity securities from time to time, including equity securities that could have rights senior to those of our common stock. As a result, purchasers of shares of common stock bear the risk that future issuances of equity securities may reduce the value of their shares and dilute their ownership interests. Also, to the extent outstanding stock-based awards are issued or become vested, there will be further dilution to the holders of our common stock.
We will incur increased costs and devote substantial management time as a result of operating as a public company.
As a public company, we incur significant legal, accounting, investor relations, and other expenses that we did not incur as a private company. For example, we are subject to the reporting requirements of the Exchange Act, and are required to comply with the applicable requirements of the Sarbanes-Oxley Act and the Dodd-Frank Wall Street Reform and Consumer Protection Act, as well as rules and regulations subsequently implemented by the SEC and the NYSE, including the establishment and maintenance of effective disclosure and financial controls and changes in corporate governance practices. The requirements of operating as a public company have increased our legal and financial compliance and investor relations costs and made some activities more time consuming and costly. In addition, our management and other personnel will need to divert attention from operational and other business matters to devote substantial time to these public company requirements. In particular, we incur significant expenses and devote substantial management effort toward ensuring compliance with the requirements of Section 404 of the Sarbanes-Oxley Act, which will increase when we are no longer an emerging growth company, as defined by the JOBS Act. We were also required to establish an investor relations function. We cannot predict or estimate the amount of additional costs we may incur as a result of becoming a public company or the timing of those costs.
Public company reporting and disclosure obligations and a broader stockholder base as a result of our status as a public company may expose us to a greater risk of claims by stockholders, and we may experience threatened or actual litigation from time to time. If claims asserted in such litigation are successful, our business and operating results could be adversely affected, and, even if claims do not result in litigation or are resolved in our favor, these claims, and the time and resources necessary to resolve them and the diversion of management resources, could adversely affect our business and operating results.
In addition, we expect that being a public company subject to these rules and regulations may make it more difficult and more expensive for us to obtain director and officer liability insurance, and we may be required to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage. As a result, it may be more difficult for us to attract and retain qualified individuals to serve on our board of directors or as executive officers. We are currently evaluating these rules, and we cannot predict or estimate the amount of additional costs we may incur or the timing of such costs.
We are an “emerging growth company” and will be able to avail ourselves of reduced disclosure requirements applicable to emerging growth companies, which could make our common stock less attractive to investors.
We are an emerging growth company, as defined in the JOBS Act, and we intend to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies, including not being required to comply with the auditor attestation requirements of Section 404(b) of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. In addition, under the JOBS Act, emerging growth companies can delay the adoption of certain new or revised accounting standards until those standards would otherwise apply to private companies. We have elected to avail ourselves of this exemption from new or revised accounting standards and, therefore, we will not be subject to the same new or revised accounting standards as other public companies that are not emerging growth companies or that have opted out of using such extended transition period, which may make comparison of our financial statements with those of other public companies more difficult. We cannot predict if investors will find our common stock less attractive because we may rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may be more volatile.
We may take advantage of these reporting exemptions until we are no longer an emerging growth company or, with respect to adoption of certain new or revised accounting standards, until we irrevocably elect to opt out of using the extended transition period. We will remain an emerging growth company until the earliest of (i) the last day of the fiscal year in which we have total annual gross revenues of $1.235 billion or more; (ii) the last day of our fiscal year following the fifth anniversary of the date of the completion of our IPO; (iii) the date on which we have issued more than $1 billion in nonconvertible debt during the previous three years; or (iv) the date on which we are deemed to be a large accelerated filer under the rules of the SEC.
Risks Related to Our Organizational Structure
AE Industrial Partners has significant influence over us, and its interests may conflict with ours or yours in the future.
AE Industrial Partners and its respective affiliates have the ability to exercise significant influence over us, which could delay or prevent a change of corporate control or result in the entrenchment of our management and/or our board of directors.
AE Industrial Partners beneficially owns, in the aggregate, approximately 23.8 % of our outstanding common stock. In addition, Voting Agreement Stockholders have entered into voting arrangements with the Company, pursuant to which the Voting Agreement Stockholders have granted AE Industrial Partners the right to direct the voting of the shares of common stock held by the Voting Agreement Stockholders with respect to the election of the Company’s directors and the Company will exercise its rights under the Voting Agreement for the benefit of AE Industrial Partners pursuant to the terms of the Director Nomination Agreement. As a result, AE Industrial Partners has significant influence over our management and affairs.
Our concentration of ownership may harm the market price of our common stock by, among other things:
•delaying, deferring or preventing a change of control, even at a per share price that is in excess of the then-current price of our common stock;
•impeding a merger, consolidation, takeover or other business combination involving us, even at a per share price that is in excess of the then-current price of our common stock; or
•discouraging a potential acquirer from making a tender offer or otherwise attempting to obtain control of us, even at a per share price that is in excess of the then current price of our common stock.
Provisions in our certificate of incorporation and bylaws could make a merger, tender offer, or proxy contest difficult, thereby depressing the trading price of our common stock.
Our certificate of incorporation and bylaws contain provisions that could depress the trading price of our common stock by acting to discourage, delay or prevent a change of control of our company or changes in our management that our stockholders may deem advantageous. In particular, our certificate of incorporation and bylaws:
•establish a classified board of directors so that not all members are elected at one time, which could delay the ability of stockholders to change the membership of a majority of our board of directors;
•permit our board of directors to establish the number of directors and fill any vacancies (including vacancies resulting from an expansion in the size of our board of directors);
•establish limitations on the removal of directors, following a Trigger Date (as defined herein);
•authorize the issuance of “blank check” preferred stock that our board of directors could use to implement a stockholder rights plan;
•provide that our board of directors is expressly authorized to make, alter, or repeal our bylaws without stockholder approval and that stockholders may adopt, amend, alter, or repeal our bylaws by the affirmative vote of a majority of the voting power of our outstanding common stock (other than certain specified bylaws which, following the Trigger Date, will require the affirmative vote of two-thirds of our outstanding common stock);
•restrict the forum for certain litigation against us to Delaware;
•provide that stockholders may not act by written consent following the Trigger Date, which would require stockholder action to be taken at an annual or special meeting of our stockholders;
•prohibit stockholders from calling special meetings following the Trigger Date, which would delay the ability of our stockholders to force consideration of a proposal or to take action, including with respect to the removal of directors; and

•establish advance notice requirements for nominations for election to our board of directors or for proposing matters that can be acted upon by stockholders at annual stockholder meetings, other than with respect to AE industrial Partners prior to the Trigger Date, which may discourage or deter a potential acquirer from conducting a solicitation of proxies to elect the acquirer’s own slate of directors or otherwise attempting to obtain control of us.
Section 203 of the Delaware General Corporation Law (the “DGCL”) prohibits a publicly held Delaware corporation from engaging in a business combination with an interested stockholder, generally a person, individually or together with any other interested stockholder, who owns or within the last three years has owned 15% of our voting stock, unless the business combination is approved in a prescribed manner. We have elected to opt out of Section 203 of the DGCL. However, our certificate of incorporation contains a provision that is of similar effect, except that it will exempt from its scope AE Industrial Partners, any of its affiliates and certain of their respective direct or indirect transferees.
Any provision of our certificate of incorporation, our bylaws or Delaware law that has the effect of delaying or deterring a change in control could limit the opportunity for our stockholders to receive a premium for their shares of common stock and could also affect the price that some investors are willing to pay for our common stock.
Our certificate of incorporation designates the Court of Chancery of the State of Delaware as the exclusive forum for certain litigation that may be initiated by our stockholders and the federal district courts of the United States as the exclusive forum for litigation arising under the Securities Act, which could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers, employees, or agents.
Pursuant to our certificate of incorporation, unless we consent in writing to the selection of an alternative forum, the Court of Chancery of the State of Delaware is the sole and exclusive forum for any claims in state court for (1) any derivative action or proceeding brought on our behalf, (2) any action asserting a claim of breach of a fiduciary duty owed by any of our directors, officers, other employees, or stockholders to us or our stockholders, (3) any action asserting a claim against us arising pursuant to any provision of the DGCL, our certificate of incorporation or our bylaws, or (4) any other action asserting a claim against us that is governed by the internal affairs doctrine; provided that for the avoidance of doubt, the forum selection provision that identifies the Court of Chancery of the State of Delaware as the exclusive forum for certain litigation, including any “derivative action,” does not apply to suits to enforce a duty or liability created by Securities Act, the Exchange Act, or any other claim for which the federal courts have exclusive jurisdiction.
Moreover, Section 22 of the Securities Act creates concurrent jurisdiction for federal and state courts over all claims brought to enforce any duty or liability created by the Securities Act or the rules and regulations thereunder and our certificate of incorporation will also provide that, unless we consent in writing to the selection of an alternative forum and to the fullest extent permitted by law, the federal district courts of the United States shall be the exclusive forum for the resolution of any complaint asserting a cause of action arising under the Securities Act. While there can be no assurance that federal or state courts will follow the holding of the Delaware Supreme Court or determine that our federal forum provision should be enforced in a particular case, application of our federal forum provision means that suits brought by our stockholders to enforce any duty or liability created by the Securities Act must be brought in federal court and cannot be brought in state court.
Section 27 of the Exchange Act creates exclusive federal jurisdiction over all claims brought to enforce any duty or liability created by the Exchange Act or the rules and regulations thereunder and our certificate of incorporation will provide that neither the exclusive forum provision nor our federal forum provision applies to suits brought to enforce any duty or liability created by the Exchange Act. Accordingly, actions by our stockholders to enforce any duty or liability created by the Exchange Act or the rules and regulations thereunder must be brought in federal court. Our stockholders will not be deemed to have waived our compliance with the federal securities laws and the regulations promulgated thereunder.
Our certificate of incorporation further provides that any person or entity purchasing or otherwise acquiring or holding any interest in shares of our capital stock is deemed to have notice of and consented to the provisions of our certificate of incorporation described above. The forum selection provision in our certificate of incorporation may have the effect of discouraging lawsuits against us or our directors and officers and may limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us. If the enforceability of our forum selection provisions were to be challenged, we may incur additional costs associated with resolving such challenge. While we currently have no basis to expect any such challenge would be successful, if a court were to find our forum selection provisions to be inapplicable or unenforceable with respect to one or more of these specified types of actions or proceedings, we may incur additional costs associated with having to litigate in other jurisdictions, which could have an adverse effect on our business, financial condition, results of operations, cash flows, and prospects and result in a diversion of the time and resources of our employees, management, and board of directors.
Our certificate of incorporation contains a provision renouncing our interest and expectancy in certain corporate opportunities.
Under our certificate of incorporation, neither of AE Industrial Partners nor any of its respective portfolio companies, funds, or other affiliates, nor any of its officers, directors, employees, agents, stockholders, members, or partners have any duty to refrain from engaging, directly, or indirectly, in the same business activities, similar business activities, or lines of business in which we operate. In addition, our certificate of incorporation provides that, to the fullest extent permitted by law, no officer or director of ours who is also an officer, director, employee, agent, stockholder, member, partner, or affiliate of either of AE Industrial Partners will be liable to us or our stockholders for breach of any fiduciary duty by reason of the fact that any such individual directs a corporate opportunity to AE Industrial Partners, instead of to us, or does not communicate information regarding a corporate opportunity to us that the officer, director, employee, agent, stockholder, member, partner or affiliate has directed to AE Industrial Partners. For example, a director of our company who also serves as an officer, director, employee, agent, stockholder, member, partner, or affiliate of AE Industrial Partners, or any of their respective portfolio companies, funds, or other affiliates may pursue certain acquisitions or other opportunities that may be complementary to our business and, as a result, such acquisition or other opportunities may not be available to us. These potential conflicts of interest could have a material adverse effect on our business, financial condition, results of operations, or prospects if attractive corporate opportunities are allocated by AE Industrial Partners to itself or its respective portfolio companies, funds, or other affiliates instead of to us.
We are a “controlled company” within the meaning of the NYSE rules and, as a result, qualify for and intend to rely on exemptions from certain corporate governance requirements.
Following our IPO in late January 2026, AE Industrial Partners controls, through share ownership and contractual arrangements, a majority of the voting power of our outstanding voting stock with respect to the election of our directors, and as a result we are a controlled company within the meaning of NYSE corporate governance standards. Under the NYSE rules, a company of which more than 50% of the voting power is held by another person or group of persons acting together is a controlled company and may elect not to comply with certain corporate governance requirements, including the requirements that:
•a majority of the board of directors consist of independent directors;
•the nominating and corporate governance committee be composed entirely of independent directors with a written charter addressing the committee’s purpose and responsibilities; and
•the compensation committee be composed entirely of independent directors with a written charter addressing the committee’s purpose and responsibilities.
We currently utilize these exemptions and intend to do so as long as we remain a controlled company. As a result, we may not have a majority of independent directors and our nominating and corporate governance committee and compensation committee do not consist entirely of independent directors. Accordingly, you may not have the same protections afforded to stockholders of companies that are subject to all of the corporate governance requirements of the NYSE.
Pursuant to Rule 10C-1 under the Exchange Act, the NYSE has adopted amendments to its listing standards that require, among other things, that:
•compensation committees be composed of fully independent directors;
•compensation committees be explicitly charged with hiring and overseeing compensation consultants, legal counsel, and other committee advisors; and
•compensation committees be required to consider, when engaging compensation consultants, legal counsel, or other advisors, certain independence factors, including factors that examine the relationship between the consultant or advisor’s employer and us.
As a “controlled company,” we will not be subject to these compensation committee requirements.

Item 1B. Unresolved Staff Comments
None.

Item 1C. Cybersecurity
Risk Management and Strategy
We have implemented and maintain various information security processes designed to identify, assess and manage material risks from cybersecurity threats to our critical computer networks, third-party hosted services, communications systems, hardware and software, and our critical data, including intellectual property, confidential information that is proprietary, strategic, or competitive in nature, and personal and financial data regarding our employees, suppliers, customers, and other business partners.

Our Information Technology department, under the leadership of our Operations Vice President, and with cross-functional internal and third-party support, helps identify, assess, and manage our cybersecurity threats and risks. The Information Technology department leverages the National Institute of Standards and Technology (NIST) Cybersecurity Framework to assess risks from cybersecurity threats and monitors our threat environment and our risk profile using various methods, which have included, for example, threat assessments (including through interaction with law enforcement when necessary), internal and external audits, threat environment scans and third-party threat assessments, vulnerability assessments, external intelligence feeds and third-party-conducted tabletop training exercises.

Depending on the environment and system, we implement and maintain certain technical and physical processes, standards and policies designed to manage and mitigate material risks from cybersecurity threats to our information systems and data, including, for example, a written incident response plan and incident response policy, business continuity plans, data encryption for certain data, implementation of certain security standards, network security and access controls, data segregation, asset tracking/disposal systems, penetration testing and required employee training programs.

Our assessment and management of material risks from cybersecurity threats are integrated into our overall enterprise risk management processes. Our Information Technology department and third-party providers work with our senior leadership team to prioritize our risk management processes and with the goal of mitigating cybersecurity threats that are likely to materially impact our business. Our senior leadership team evaluates material risks from cybersecurity threats against our overall business objectives and will report to the Audit Committee of our Board of Directors, which is responsible for evaluating our overall enterprise risk.

We use third-party service providers to assist us from time to time to identify, assess, and manage material risks from cybersecurity threats, these have included, for example, professional services firms, threat intelligence service providers, penetration testing providers, cybersecurity consultants, forensic investigators, training platforms, and managed cybersecurity service providers.

We have experienced, and may in the future experience, whether directly or through our third-party providers, cybersecurity incidents. While risks from cybersecurity threats, including prior incidents, have not had a material impact on us, future incidents could have a material impact on our business strategy, results of operations, and financial condition. For additional information about the Company’s cybersecurity risks, please refer to the subsection titled “Risks Related to Litigation and Regulation” in Item 1A of Part I of this Annual Report on Form 10-K.

Governance

Our Board of Directors is responsible for addressing our cybersecurity risk management as part of its general oversight function. Our Audit Committee has been delegated oversight of the assessment and management of the Company’s cybersecurity risks, and the steps management takes to monitor and control such exposures. Our Audit Committee will report to our Board of Directors on significant cybersecurity matters. Management is responsible for providing updates on the Company’s cybersecurity risks resulting from risk assessments to the Audit Committee.

Our cybersecurity risk assessment and management processes are implemented and maintained by certain members of our management, including the Company’s Operations Vice President, the Director of Information Technology and the Director of Security. The Operations Vice President is responsible for hiring appropriate personnel, helping to integrate cybersecurity risk considerations into our overall risk management strategy, helping to prepare for cybersecurity incidents, approving cybersecurity processes, reviewing security assessments and other security-related reports, and overseeing the Director of Information Technology and the Director of Security. Our Operations Vice President has over six years of experience with the Company in various management roles, and as a result understands the Company’s operations. The Director of Information Technology has 31 years of information technology experience as well as cybersecurity and compliance experience. The Director of Security has over four years of direct experience developing and implementing security compliance programs at the Company as well as 11 years of experience in active and reserve duty in Military Intelligence Officer roles conducting cybersecurity and conventional threat assessments.

Item 2. Properties
Our principal facilities are located in Denver, Colorado, including our corporate headquarters at Greenwood Village, MSU Denver, our electronics center for design and components manufacturing, the Harbinger Multi-Mission Operations Center for satellite operations, the Potomac assembly, integration, and test facility, the Wazee production facility, and the office space in Greenwood Village also serves as an assembly, integration, and test facility. We also have a production facility in Cape Town, South Africa. In addition, we have office locations in Austin, Texas, Laurel, Maryland, Washington, DC, Traverse City, Michigan, and Colorado Springs, Colorado. We lease our facilities and office locations.
Item 3. Legal Proceedings
The Company may be involved in legal proceedings from time to time. The Company has assessed its positions and is of the opinion that, currently, the ultimate resolution of such matters will not have a material adverse effect on the results of operations, cash flows or the financial position of the Company.
Item 4. Mine Safety Disclosures
Not Applicable.

Part II
Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Market Information

Our common stock commenced trading on the NYSE on January 29, 2026 under the symbol “YSS.”

Holders of Record

As of February 28, 2026, there were 260 stockholders of record. This number does not include the indeterminate number of beneficial holders whose shares are held in “street name” through brokerage firms, clearing agencies or other financial institutions.

Dividend Policy

We do not currently intend to pay dividends on our common stock in the foreseeable future. Any future determination relating to our dividend policy will be made at the discretion of our Board of Directors and will depend on a number of factors, including restrictions in our current and future debt instruments, our future earnings, capital requirements, financial condition, prospects and applicable Delaware law.

Securities Authorized for Issuance under Equity Compensation Plans

Information about securities authorized for issuance under our equity compensation plans as of December 31, 2025 is incorporated herein by reference to “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” in Item 12 of Part III of this Annual Report on Form 10-K.

Recent Sales of Unregistered Securities

The following sets forth information regarding securities sold or issued by us in 2025 (without giving effect to the Corporate Conversion). No underwriters were involved in these sales. There was no general solicitation of investors or advertising, and we did not pay or give, directly or indirectly, any commission or other remuneration, in connection with the offering of these securities.

On September 4, 2025, in connection with its formation, the Company issued 100 units to Yellowstone Ultimate Holdings, LP for nominal consideration. The issuance of such units was not registered under the Securities Act because the units were offered and sold in a transaction exempt from registration under Section 4(a)(2) of the Securities Act.

In the fourth quarter of 2025, the Company issued and sold an aggregate of approximately 240,956 Class P Units to several investors for an aggregate purchase price of approximately $241.0 million. Each Class P Unit initially had a preference amount of $1,000 and was converted into shares of our common stock at the time of the Corporate Conversion, at a conversion rate per unit equal to (i) the outstanding aggregate total preference amount of such Class P Unit, divided by (ii) our IPO price discounted by a discount of 20%. The issuance of the Class P Units was not registered under the Securities Act because the Class P Units were offered and sold in a transaction exempt from registration under Section 4(a)(2) of the Securities Act.

Issuer Purchases of Equity Securities

None.

Use of Proceeds from Initial Public Offering of Common Stock

On January 28, 2026, the Registration Statement relating to our IPO was declared effective by the SEC and we priced our IPO. Pursuant to the Registration Statement, we registered an aggregate of 18,500,000 shares of our common stock, which were sold at a price to the public of $34.00 per share (for an aggregate offering price of $629.0 million). We received net proceeds of approximately $582.6 million, net of approximately $36.2 million of underwriting discounts and commissions and approximately $10.2 million of offering costs. Goldman Sachs & Co. LLC, Jefferies LLC and Wells Fargo Securities, LLC acted as lead joint book-runners and representatives of the underwriters.

There has been no material change in the planned use of proceeds from our IPO as described in the related prospectus filed with the SEC pursuant to Rule 424(b)(4) under the Securities Act.

Item 6. Reserved
Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
The following is a discussion and analysis of our financial condition and results of operations as of, and for, the periods presented. You should read the following discussion and analysis of the Company’s financial condition and results of operations together with "Risk Factors" in Item 1A of Part I of this Annual Report on Form 10-K, the section entitled "Special Note Regarding Forward-Looking Statement" and our audited consolidated financial statements and related notes included in Item 8 of Part II of this Annual Report on Form 10-K. This discussion and analysis contains forward-looking statements, including statements regarding our expectations for the future of our business and our liquidity and capital resources as well as other non-historical statements. These statements are based upon our current plans, expectations, and beliefs, and are subject to numerous risks and uncertainties, including but not limited to the risks and uncertainties described in “Risk Factors” in Item 1A of Part I of this Annual Report on Form 10-K and the section entitled “Special Note Regarding Forward-Looking Statements.” Our actual results may differ materially from those contained in or implied by these forward-looking statements.
Business Overview
On January 28, 2026, the Registration Statement was declared effective and on January 29, 2026, our stock began trading on the NYSE under the ticker “YSS”. Refer to Note 1 – Description of Business and Basis of Presentation of the accompanying notes to the audited consolidated financial statements included in Item 8 of Part II of this Annual Report on Form 10-K for additional information.

Our primary operating entity, York Space Systems is a leading, U.S.-based, space and defense prime providing a comprehensive suite of mission-critical solutions for national security, government and commercial customers. York is one of the only space and defense primes with proprietary hardware and software capabilities designed to address customers’ complex mission requirements across the critical elements of the entire space ecosystem throughout the mission lifecycle. York is a partner of choice for our customers, with differentiated performance versus traditional primes based on price, speed to deployment, and sophistication of capabilities. For contracts which we have been awarded, our price per satellite has been approximately half the price per satellite of our competitors. We have also been the first to deliver and launch satellites for multiple PWSA programs. York is the first and only company to demonstrate Link-16 connectivity from space, highlighting our unique and innovative capabilities.

York is purpose built to address evolving national security space challenges and to adapt to the ongoing shift in the U.S. government’s mission needs and procurement processes, where economics, agility, rapid capabilities, and heritage drive customer decision making. We deliver mission-critical solutions in a zero-tolerance for error environment where systems must work and we believe we are positioned to capture outsized growth in our core markets. York provides customers a vertically integrated, full technology stack of solutions including design, production, integration, and operation of spacecraft with turnkey offerings to manage spacecraft and constellations throughout their entire mission lifecycle. York has significant space heritage, having 74 missions with flight heritage, created 17 products with flight heritage, and logged over four million on-orbit hours. York’s position as a prime enables us to monetize the entire space vertical from launch to mission operations, from spacecraft to payloads, and from edge computing to data transfer.

York was founded in 2012 by our CEO, Dirk Wallinger, to create an innovative space technology mission prime, with a goal of meeting the evolving national security threats from space by providing mission-critical spacecraft at scale, faster, and at lower cost. We believe that York’s proven production and delivery capabilities place it among a very limited number of companies who have the capability to deliver the required solutions for the Golden Dome based on its current timeline. We provide our customers with the ability to quickly and effectively field responsive space-based technologies. We have a demonstrated ability to win contracts in space and are a trusted partner to U.S. national security, intelligence and defense agencies, such as the U.S. Air Force and the SDA, as well as commercial and civil customers. Our proprietary hardware, software and mission operations solutions are designed to address the United States’ national security priorities: missile defense (crucial to the Golden Dome), counter-space capabilities, and space domain awareness.

Increasing geopolitical tensions are driving near-peer adversaries to invest heavily in military space capabilities to gain advantage in orbit—the next domain in global conflict. In today’s threat environment, rapidly deployable satellites are critical to providing denied benefit in space, maintaining space superiority and countering these emerging threats. This paradigm shift in global warfighting is driving significant growth in defense spending, with the global satellite market projected to grow by approximately $320 billion to over $600 billion from 2023 to 2032 at approximately an 8% CAGR, up from approximately $280 billion in 2022 according to Allied Market Research. This growth is supported by the Golden Dome, the space intelligence community and the PWSA program. We have invested in our infrastructure and expanded our production capabilities with a goal of meeting this evolving threat with executed contracts comprised of 107 spacecrafts remaining to be delivered as of December 31, 2025.

We believe we distinguish ourselves from other space mission primes by offering a fully integrated portfolio of proprietary spacecraft, software and services. Our versatile spacecraft are built on a modular platform, allowing us to move quickly from design and development to deployment to meet our customers’ needs for their rapid response missions. In addition, we provide software throughout the space layer, including flight control and edge computing, and we recently added more than 45 ground antennas in connection with the ATLAS Acquisition. Our software is designed to enable autonomous, real-time decision making and constellation management to support mission execution. By coupling spacecraft production with mission operations and ground integration, we offer a turnkey solution designed to reduce technical and programmatic risk for both government and commercial customers.

Our capabilities include a differentiated suite of spacecraft solutions with proven, common technologies. We offer the S-CLASS, LX-CLASS, and M-CLASS spacecraft, which are high-quality, low-cost satellite platforms that are proven and scalable to a wide array of space market needs. Our spacecraft are supported by proprietary satellite software enabling versatile integration of a variety of payloads for customers and supply chain commonalities across platforms. The various spacecraft classes are designed and engineered to address a broad cross section of the spacecraft market while maximizing payload accommodation. The LX-CLASS is double the mass of the S-CLASS and leverages the S-CLASS design, sharing more than 90% of its technology with the S-CLASS, to offer a specialized platform with enhanced capabilities. Similarly, the M-CLASS utilizes the previous satellite platform designs, sharing approximately 75% of its hardware and 95% of its software with the S-CLASS and LX-CLASS, while greatly enhancing scale and power for spacecraft mass up to 2,000 kg and 8kW+ peak power consumption. Our proven suite of platforms provide solutions from 100 to 2,000 kgs and enables us to serve a large total addressable market. This vertically integrated, cost-effective, scalable model is designed to deliver highly effective end-to-end capability for our customers.

York’s spacecraft architecture framework results in significant commonality across platforms and software, allowing for scalable solutions at lower cost. York’s three different platforms share approximately 75% of the same hardware and 95% of the software leading to significant cost reductions throughout the value chain while maximizing product quality. This approach also reduces NRE cost associated with platform development while reducing failure risks inherent to a unique design. Key in-house hardware components include C&DH, flight computers, ACS, EPS and production testing. These components complement our spacecraft production while our software-enabled services underpin autonomous, resilient operations and support key defense technologies.

While the standardized spacecraft architecture framework provides scalable building blocks for rapid constellation deployment, York’s proprietary software supports key elements of operational success from mission planning to ongoing mission operations. Autonomous constellation planning and hands-off operations are essential for managing the increasing quantity of spacecraft deployed in orbit. Technologies include the M-MOC, a secure, autonomous, command structure that manages multiple York spacecraft, and Bastion, York’s mission-ready ground software solution, which allows operators to manage entire fleets from a single ground architecture across more than 45 antennas throughout the world. York hardware and software solutions are vertically integrated across the technology stack.

Our model allows us to capture recurring revenue driven by ongoing satellite-based software and services as well as hardware replacement cycles. Once spacecraft are fielded, York provides continuous operational support, downlink antenna usage, and proprietary software solutions, including on-spacecraft upgrades during the full orbital lifespan. Contracts have historically provided a fixed cost for software maintenance with upgrade options available for purchase. The expected replacement cycle for the current portfolio of space vehicles is approximately five to six years. York’s full lifecycle solution and ongoing operational support distinguishes York from its competitors, positioning us to act as prime for the replacement and potential expansion of competitors’ aging constellations. As a result, we expect our recurring revenue to increase as the installed base of spacecraft in orbit grows, creating a highly visible revenue model, accelerating growth and increasing margins.

We believe our integrated spacecraft solutions make us a preferred government provider. Our space technology has proven itself in military exercises, demonstrating seamless integration and autonomous hands-off operations. This elevates our ability to serve more demanding missions and customers across the full mission lifecycle. We leverage our proprietary software across spacecraft classes and support all relevant industry standard payload data interfaces on our vehicles. Competitors who design single-system software solutions, outsource their software solutions and spacecraft manufacturing, or do not have a diversity of spacecraft platform systems are at a competitive disadvantage with many roadblocks to rapidly deploying advanced systems. York maintains a strong and strategically vital partnership with the PWSA. The DoD’s SDA is responsible for rapidly developing and fielding next-generation space capabilities to enhance national security, while the PWSA is its flagship initiative to build resilient, proliferated LEO constellations supporting global warfighting needs as near-peer adversaries are increasing their anti-satellite, intelligence gathering, and signal jamming and spoofing operations from space. Our innovative, modular satellite platforms and rapid production capabilities, make us the leading provider to the PWSA and the largest awardee by contracts (6), spacecraft in-orbit (33), and variety of contract types as of December 2025. We have been awarded more missions than any other prime, demonstrating our leadership position across three key elements of government contracting: price, speed, and capabilities. We offer attractive pricing, superior delivery speed, and comprehensive capabilities across spacecraft, software, and ground stations. In 2024, York became the first and only company to demonstrate Link-16 connectivity in space. In 2025, York demonstrated Space-to-Ground laser links, Ka-Band downlink, signal detection and processing, orbit maneuvering, and York and SpaceX were the first to achieve LEO-to-LEO laser link between PWSA vendors, representing how York’s continued technological innovation sets us apart. York has become an important provider in the long-term national security vision for resilient, proliferated space architecture.

Our cutting-edge facilities and manufacturing footprint are purpose-built to support the rapid development and production of our S-CLASS, LX-CLASS, and M-CLASS spacecraft. York is vertically integrated, assembling key spacecraft components in-house. This approach is designed to mitigate supply chain risk, support our ability to offer competitive pricing, and enable rapid fielding of solutions to our customers. Following the opening of our 60,000 square foot Potomac facility in August 2023, we have quadrupled production capability and believe we will be able to meet demand to manufacture and test over 1,000 satellites annually, supporting our position as a leader in rapid, high volume spacecraft delivery. This deliberate investment in infrastructure is meant to create a durable competitive advantage, enabling us to capitalize on the rapidly growing space economy with the ability to reliably deliver spacecraft faster and more affordably than traditional primes.
Backlog
We view backlog as a key measure of our business growth. Backlog represents our estimate of the revenue we expect to realize in future periods as a result of performing work on contracts that have been awarded to us (net of any revenue already recognized as of the backlog date). We include the aggregate expected revenue of awarded contracts in our backlog upon the execution of a legally binding agreement, even though our contracts include certain termination rights exercisable by our customers with advance notice. We exclude unexercised contract options from our backlog. Contract liabilities recognized on our consolidated balance sheets consists of payments and billings that we have received in excess of revenue that we have recognized. Because cash receipts from these contracts have not been recognized into revenue, they are included in our backlog calculation.
We monitor our backlog because we believe it is a forward-looking indicator of potential sales which can be helpful to investors in evaluating the performance of our business and identifying trends over time. Although backlog reflects business associated with contracts that are considered to be firm, terminations, amendments, or contract cancellations may occur, which could result in a reduction in our total backlog and potential future revenue that is never recognized.

($ in thousands)	As of December 31, 2025	As of December 31, 2024
Backlog	$542,557	$861,677
The decrease in backlog as of December 31, 2025 compared to December 31, 2024 was primarily due to revenue being recognized on four of our significant contracts during 2025, which was partially offset by the additional contract values resulting from contract modifications. We expect to recognize over 70% of our backlog as of December 31, 2025 as revenue within the next 12 months, and the balance thereafter.

Recent Developments
Initial Public Offering

    On January 30, 2026, the Company completed its IPO of 18.5 million shares of its common stock at a public offering price of $34 per share, for an aggregate offering price of $629 million. The Company received net proceeds of $582.6 million, net of $36.2 million of underwriting discounts and commissions and $10.2 million of offering costs. The proceeds from the IPO will be used for general corporate and working capital purposes. The Company granted a thirty-day over-allotment option to the underwriters in the IPO to purchase an aggregate of 2.8 million shares of common stock at the public offering price. The option was not exercised.

Corporate Conversion and Common Control Reorganization

Prior to January 28, 2026, we operated as a Delaware limited liability company under the name Yellowstone Midco Holdings II, LLC (“Midco II”). On January 28, 2026, prior to the effectiveness of the Registration Statement, Midco II converted into a Delaware corporation pursuant to a statutory conversion and changed its name to York Space Systems Inc.

Prior to October 3, 2025, we operated through Midco I. On October 3, 2025, all of the outstanding equity of Midco I, including both redeemable preferred and common units, was contributed to Midco II in exchange for 50,000,000 common units of Midco II. As a result, Midco I became a wholly owned subsidiary of Midco II effective as of October 3, 2025. We refer to the contribution of Midco I to Midco II as the “Common Control Reorganization.” Immediately prior to the Common Control Reorganization, both Midco I and Midco II were wholly owned subsidiaries of Holdings.

At the time of the Corporate Conversion, all units of Midco II were converted into shares of our common stock, and immediately following the Corporate Conversion, Holdings distributed all common stock received upon conversion of the common units of Midco II to its limited partners and liquidated. As a result of the Holdings Liquidation, all partners of Holdings, including investment funds managed by AE Industrial Partners, LP became direct holders of our common stock.
ATLAS Space Operations Acquisition

On June 9, 2025, we invested preferred equity of ATLAS Space Operations, Inc. (“ATLAS”), representing an approximate 5% equity interest. ATLAS is a leading provider of Ground Software-as-a-Service (GSaaS) solutions for space-based communication and global connectivity, headquartered in Traverse City, MI. Effective August 29, 2025, we obtained control of the remaining outstanding equity of ATLAS through a series of common control transactions contemplated in the Agreement and Plan of Merger. The fair value of the preferred equity held by York from the initial investment in ATLAS was $5.8 million which was included in the total consideration. Refer to Note 4 – Acquisitions of the accompanying notes to the audited consolidated financial statements included in Item 8, Part II in this Annual Report on Form 10-K for additional information.

Orbion Space Technology Acquisition

On March 6, 2026, we entered into an Agreement and Plan of Merger (the “Orbion Merger Agreement”) with Orbion Space Technology, Inc. Pursuant to the Orbion Merger Agreement, we acquired all of the issued and outstanding equity interests of Orbion in exchange for consideration consisting of cash totaling $8.9 million and 2,812,141 shares of our common stock. Pursuant to the Orbion Merger Agreement, the number of shares delivered to the sellers was calculated using an agreed upon price of $34 per share. Orbion is a Michigan-based manufacturer of flight-proven electric propulsion systems. Refer to Note 19 – Subsequent Events of the accompanying notes to the audited consolidated financial statements included in Item 8 of Part II in this Annual Report on Form 10-K for additional information.
New Commercial Contract
In February 2026, we executed a contract with a commercial customer for M-CLASS satellites from which we expect to generate revenue of approximately $187 million over the course of the contract. As we work with the customer refining payload selection, we expect to begin performing work under this contract in 2027 and subsequent years.

Trends and Key Factors Affecting Performance
Macroeconomic Pressures
In recent years, geopolitical instability, including wars and conflicts, as well as impacts from other global events, have resulted in opportunities for companies in the space and defense technology market. However, certain disruptions to the global economy, including market disruptions, monetary, and fiscal policy uncertainty, supply chain challenges and high interest rates have contributed to an inflationary environment that has adversely affected, and may continue to adversely affect, the price and availability of certain products and services necessary for our operations, which in turn may adversely impact our business and operating results. In addition, the global trade environment is uncertain and rapidly evolving. Tariffs imposed by the U.S. presidential administration or retaliatory tariffs announced by other countries have resulted in trade wars and can lead to market disruptions and supply chain interruptions for equipment. The impact of tariffs on our business and results of operations will depend on their timing, duration, and magnitude.
Government Environment and Regulations
Our industry is affected by government budget and spending levels, changes in demand, changes in policy positions or priorities, the domestic and global political and economic environment, and the evolving nature of the space and defense sectors. National security and advancements in space-based technologies are core focuses of the U.S. government on a bi-partisan basis and closely align with the key messages from the current U.S. presidential administration regarding space. Any changes in budget and spending levels, policies, or priorities, including the current emphasis by the current administration on access to space, may have an adverse impact on our business and operating results. In addition, U.S. government procurement regulations impose various operational requirements on government contractors. Non-compliance with any of these regulations could materially and adversely affect our operating results.
Pace of Government Expenditures and Private Enterprise Investment in the Space Economy
Our future growth is largely dependent on our ability to continue to capitalize on increased government spending and private investment in the space economy, including programs such as Golden Dome. Government expenditures and private enterprise investment have fueled our growth in recent years and have resulted in our continued ability to secure increasingly valuable contracts as well as the ability to continue financing the growth and development of our business. According to McKinsey’s Space report from 2024, the global space economy is projected to reach $1.8 trillion in value by 2035 driven by accelerating national security spending and commercial demand. We believe our ability to deliver reliable satellites at scale not only addresses today’s market but also positions us to be a long-term leader as new commercial applications drive growing demand for space infrastructure. We expect the continued availability and growth of government expenditures and private investment in the space economy will be an important contributor to increased purchases of our products and services; however, any delays or reductions in appropriations for our programs and changes in U.S. government priorities and spending levels more broadly may negatively impact our business.
Ability to Improve Profit Margins and Scale our Business
The growth of our business is dependent on our ability to improve our profit margins over time while successfully scaling our business, including through continued investment in initiatives to improve our operating leverage. Our satellite architecture is built for flexibility and scaled production, and is designed to drive significant cost efficiencies. We believe continued reduction in costs and an increase in production and service volumes will enable a reduction of the cost of our satellites and an improvement of our gross margins. Additionally, we believe our modular, backward-compatible design approach allows us to maximize common components and streamline production, increasing efficiency and scalability. As we increase our satellite production, we expect to be able to continue to improve our cost structure as fixed and overhead costs are amortized over a greater number of satellite builds. In addition, our ability to expand our recurring satellite-based services is a key component of our strategy to improve our profit margins. Revenue, net income, and the timing of our cash flows also depend on our ability to perform on our contracts and expand our satellite-based services, and profitability can fluctuate depending on the mix of contracts awarded. To manage these fluctuations, we have implemented several strategies, such as closely monitoring project and related services timelines to anticipate cash flow needs. Despite these measures, the inherent variability in milestone achievements means that quarter-to-quarter comparisons of our cash flows from operations may not necessarily be indicative of future performance.

Ability to Continue to Innovate and Expand our Product and Service Offerings
To continue gaining market share and attracting customers, we plan to continue investing in our infrastructure to expand our production capabilities, including our satellite-based services, and to create a durable competitive advantage with the goal of enabling us to capitalize on the rapidly growing space economy. Our growth opportunity is dependent on our continued ability to expand our addressable market, win PWSA contracts and Golden Dome missions, and to develop our portfolio of products and services related to our offerings. We intend to expand our operations and offerings significantly, but any difficulties in achieving or effectively managing our growth could have a negative effect on our operating results.
Acquisitions
We consider strategic acquisitions of businesses and other investments to expand our software and services footprint, deepen vertical integration, and accelerate entry into adjacent mission areas, with the goal of expanding our current portfolio and accessing new customers and technologies. We target companies that not only enhance our technical capabilities but also embed us more deeply into our customers’ mission workflows. By integrating strategic acquisitions with our strong internal execution, we aim to build a broader product and service offering with a goal of enhancing our growth and market share. We also may explore the divestiture of businesses that no longer meet our needs or strategy or that could perform better outside of our organization. These strategic transactions may be costly, time consuming and challenging to consummate and/or integrate with our existing businesses, and may result in fluctuations in our operating results and financial position across periods that may be unrelated to our underlying performance. Any particular acquisition or other investment we make could prove less successful than anticipated and have a negative effect on our business.
Results of Operations
We manage and assess our business based on performance on contracts, which are typically long-term and involve the design, development and manufacturing of our core offerings and related activities with varying delivery schedules. Therefore, the results of operations for a particular year, or year-over-year comparison may not be indicative of future operating results. Substantially all of our contracts are accounted for under the percentage-of-completion cost-to-cost method. As a result, revenues on contracts are recorded over time based on progress towards completion for a particular contract, including the estimate of the profit to be earned at completion.
Components of Results of Operations
Revenue—substantially all of our revenue is derived from long-term FFP production contracts for the design of small satellites, launch services, and ground services with both U.S. federal government-controlled agencies as well as domestic commercial customers. Our contracts generally span several years in duration. We account for a contract when it has approval and commitment from both parties, the rights of the parties are identified, payment terms are identified, the contract has commercial substance and collectability of consideration is probable. We recognize revenue upon the satisfaction of the performance obligations identified in the contract, which is achieved through the transfer of control of the promised good or service to the customer over time.
For FFP contracts satisfied over time, progress is measured using a percentage-of-completion (“POC”) cost-to-cost method, which accurately reflects the transfer of control to the customer. This method assesses the extent of progress based on the ratio of costs incurred to date against the total estimated costs to complete the performance obligation. Estimating total costs to completion requires us to make informed estimates regarding subcontractor performance, material costs and availability, labor costs and productivity and overhead expenses. Frequently, the period of performance of a contract extends over a long period and, as such, revenue recognition and our profitability from a particular contract may be affected to the extent that estimated costs to completion (“EAC”) are revised, delivery schedules are delayed, performance-based milestones are not achieved, or progress under a contract is otherwise impeded. Accordingly, our revenues and operating profit from period to period can fluctuate significantly depending on when contractual obligations are achieved.
In the event that the estimated total costs to be incurred on a contract surpass the anticipated total revenue, we recognize a provision for the entire loss on the contract in the period when the loss is identified. For further discussion of the critical judgments and estimates related to our revenue recognition policies, see the section entitled “Critical Accounting Estimates.”

Cost of Revenues—primarily consists of direct material and labor costs, which include salaries, bonuses, and benefits directly attributable to fulfilling our obligations under customer contracts, and related overhead. Overhead costs primarily include allocable amounts of rent, software subscriptions, depreciation and amortization expense on assets used directly in revenue producing activities, indirect materials, and production and test administrative expenses. We expect our cost of revenues to increase in absolute dollars in future periods as we enter into more contracts and make strategic acquisitions and investments.
Selling, General and Administrative Expenses—primarily consists of employee-related expenses for personnel in our executive, finance and accounting, facilities, legal, human resources, and information technology and security functions, as well as other administrative employees. In addition, selling, general and administrative expenses include fees for legal, accounting, tax and audit services, software subscriptions, facilities, sales commissions, other corporate costs, depreciation and amortization, marketing and advertising and transaction costs. We expect to incur additional selling, general, and administrative expenses as a result of operating as a public company, including expenses related to compliance with public company reporting obligations and additional compensation expense, and increased costs for insurance, investor relations, and professional services.
Research and Development—primarily consists of employee-related labor costs, software subscriptions, and supplies and materials for new product development. R&D is expensed as incurred. We expect to continue investing in R&D and, accordingly, expect our R&D expenses to increase and vary as we continue developing and improving our products capabilities.
Income Tax Benefit—includes the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Deferred tax assets and liabilities are determined based on the difference between the financial statement carrying amount and the tax basis of assets and liabilities, along with net operating loss carryforwards using enacted tax rates in effect for the year in which the differences are expected to reverse.
Comparison of the Year Ended December 31, 2025 to the Year Ended December 31, 2024
The following table sets forth a summary of our consolidated results of operations for the years indicated, and the changes between periods.

	For the year ended December 31,
($ in thousands, except percentages)	2025	% of revenue	2024	% of revenue	$ Change	% Change
Revenue	$386,203	100%	$253,531	100%	$132,672	52%
Cost of revenues	310,743	80%	221,110	87%	89,633	41%
Gross profit	75,460	20%	32,421	13%	43,039	133%
Operating expenses
Selling, general and administrative expenses	115,649	30%	103,776	41%	11,873	11%
Research and development	18,362	5%	20,440	8%	(2,078)	(10%)
Transaction costs	12,113	3%	171	—%	11,942	6984%
Total operating expenses	146,124	38%	124,387	49%	21,737	17%
Loss from operations	(70,664)	(18%)	(91,966)	(36%)	21,302	(23%)
Other (expense) income
Interest expense	(26,619)	(7%)	(29,923)	(12%)	3,304	(11%)
Interest income	2,981	1%	1,201	—%	1,780	148%
Loss on debt extinguishment	(2,201)	(1%)	—	—%	(2,201)	—%
Other income (expense), net	1,263	—%	(3,600)	(1%)	4,863	(135%)
Total other expense	(24,576)	(6%)	(32,322)	(13%)	7,746	(24%)
Loss before provision for income taxes	(95,240)	(25%)	(124,288)	(49%)	29,048	(23%)
Income tax benefit	10,703	3%	25,377	10%	(14,674)	(58%)
Net loss	$(84,537)	(22%)	$(98,911)	(39%)	$14,374	(15%)

Net EAC Adjustments
We record changes in costs estimated at completion (net EAC adjustments) using the cumulative catch-up method of accounting. Net EAC adjustments have in the past had, and may in the future have, a significant effect on reported revenues and gross profit. The table below presents the aggregate amounts for the following periods:

	For the year ended December 31,
($ in thousands)	2025	2024
Gross favorable EAC adjustments	$769	$2,986
Gross unfavorable EAC adjustments	(12,788)	(25,173)
EAC adjustments, attributable to loss contracts	899	(729)
Net EAC adjustments, before income taxes	$(11,120)	$(22,916)
Net EAC adjustments, net of income taxes	$(9,870)	$(18,237)

Three contracts accounted for 42%, 26% and 21%, respectively, of the gross unfavorable EAC adjustment for the year ended December 31, 2025; all primarily due to additional unplanned labor, materials and subcontractor costs required to meet customer requirements in our sale of satellites. One contract accounted for 82% of the gross unfavorable EAC adjustment for the year ended December 31, 2024, primarily due to changes in the estimated total transaction price resulting from contract modifications. Refer to Note 3 - Revenues of the accompanying notes to the audited consolidated financial statements included in Item 8 of Part II in this Annual Report on Form 10-K for additional information related to our net EAC adjustments.
Revenue
Revenue increased by $132.7 million, or 52%, to $386.2 million during the year ended December 31, 2025, as compared to $253.5 million during the year ended December 31, 2024. The year-over-year increase in revenue was primarily related to the full year impact of revenue recognition related to a large SDA contract that commenced in 2024, combined with increased progress towards the design and build of satellites related to certain SDA contracts during the year ended December 31, 2025, as compared to the year ended December 31, 2024, as well as lower net unfavorable EAC adjustments during the year ended December 31, 2025, as compared to the year ended December 31, 2024. The year-over-year increase in revenue was largely driven by existing contracts, with 98% of the revenue growth related to contracts that were already in place at December 31, 2024. Refer to Note 3 - Revenues of the accompanying notes to the audited consolidated financial statements in Item 8 of Part II of this Annual Report on Form 10-K for additional information related to our net EAC adjustments.

Cost of Revenues
Cost of revenues increased by $89.6 million, or 41%, to $310.7 million for the year ended December 31, 2025, as compared to $221.1 million for the year ended December 31, 2024. The year-over-year increase in cost of revenues was primarily driven by increases in direct materials and subcontractor costs related to larger contracts of $85.7 million that have increased progress towards the design and build of satellites during the period.

Gross Profit
Gross profit increased by $43.1 million, or 133%, to $75.5 million for the year ended December 31, 2025, as compared to $32.4 million for the year ended December 31, 2024. As a percentage of revenues, gross margin was 20% and 13% for the year ended December 31, 2025 and 2024, respectively, reflective of our efforts to increase margins as we scale operational activity. The year-over-year increase in gross margin as a percentage of revenues was primarily attributed to increased revenue recognized on contracts with more favorable margins during the year ended December 31, 2025 as compared to the same period in 2024, as well as lower net unfavorable EAC adjustments during the year ended December 31, 2025, as compared to the same period in 2024.

Selling, General and Administrative (“SG&A”) Expenses
SG&A expenses increased by $11.8 million, or 11%, to $115.6 million for the year ended December 31, 2025, as compared to $103.8 million for the year ended December 31, 2024. The year-over-year increase in SG&A expenses was primarily attributed to increases in compensation and other employee-related costs, advertising expenses, as well as professional fees for audit, tax and legal services.

Research and Development Expenses

Research and Development (R&D) decreased by $2.0 million, or 10%, to $18.4 million for the year ended December 31, 2025, as compared to $20.4 million for the year ended December 31, 2024. The year-over-year decrease in R&D costs was primarily driven by decreases in depreciation and amortization, compensation and other employee-related costs.

Transaction Costs

Transactions costs increased by $11.9 million to $12.1 million for year ended December 31, 2025, as compared to $0.2 million for the year ended December 31, 2024. The year-over-year increase in transaction costs was primarily driven by the one-time IPO offering costs and acquisitions costs incurred during the year.
Interest Expense

Interest expense decreased by $3.3 million, or 11%, to $26.6 million for the year ended December 31, 2025, as compared to $29.9 million for the year ended December 31, 2024. The year-over-year decrease is attributable to a decline in the floating interest rate tied to Secured Overnight Financing Rate ("SOFR"), combined with a lower fixed-rate component under our prior Term Loan Facility during the year ended December 31, 2025, as compared to the same period in 2024. Refer to Note 8 – Financing Arrangements of the accompanying notes to the audited consolidated financial statements included in Item 8 of Part II of this Annual Report on Form 10-K for additional information related to our debt obligations.

Interest Income

Interest income increased by $1.8 million, or 148%, to $3.0 million for the year ended December 31, 2025, as compared to $1.2 million for the year ended December 31, 2024. The year-over-year increase in interest income was primarily driven by higher cash and cash equivalent balances, as well as higher market interest rates that increased yields on those balances.

Loss on Debt Extinguishment

In November 2025, we refinanced our then outstanding debt by entering into a new Credit Agreement and used the proceeds to pay-off and terminate our prior Term Loan Facility prior to maturity. As a result, we recognized a loss on debt extinguishment of $2.2 million, primarily attributable to the write-off of unamortized debt issuance costs.
Other Income (Expense), net
Other income (expense), net increased by $4.9 million to $1.3 million of other income for the year ended December 31, 2025, 2025, as compared to $3.6 million other (expense) for the year ended December 31, 2024. This year-over-year increase was driven by a decrease in realized and unrealized loss on foreign exchange derivative instruments as well as a gain from our investment in ATLAS.

Income Tax Benefit
Income tax benefit decreased by $14.7 million to $10.7 million for the year ended December 31, 2025, as compared to income tax benefit $25.4 million for the year ended December 31, 2024. The decrease in the income tax benefit is primarily due to a lower loss before income tax provision resulting from increased activity as described above.

Comparison of the Year Ended December 31, 2024 to the Year Ended December 31, 2023

Refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s
final prospectus filed with the SEC on January 30, 2026 pursuant to Rule 424(b)(4) for a discussion of our results of operations for the year ended December 31, 2024 compared to the year ended December 31, 2023.

Non-GAAP Financial Measures
We believe that in addition to our results determined in accordance with GAAP, our non-GAAP financial measures, contribution margin, contribution margin %, EBITDA, and Adjusted EBITDA provide useful information to management, investors, and analysts in assessing our financial performance and results of operations across reporting periods by excluding items we do not believe are indicative of our core operating performance. In addition to our GAAP measures, we use these non-GAAP financial measures to evaluate our operating performance, generate future operating plans, and make strategic decisions, including those relating to operating expenses and the allocation of internal resources, including budgeting for infrastructure.
Contribution Margin
We refer to revenue less direct material costs of revenue as “contribution margin” and contribution margin divided by revenue as “contribution margin %”. Contribution margin and contribution margin % are each non-GAAP financial measures. The closest comparable GAAP financial measures to contribution margin and contribution margin % are gross profit and gross profit margin %, respectively. We believe contribution margin and contribution margin % are useful measures of the variable costs that we incur in order to provide services to our customers. These non-GAAP financial measures are used to supplement the financial information presented on a GAAP basis and should not be considered in isolation or as a substitute for the relevant GAAP measures and should be read in conjunction with information presented on a GAAP basis. Our presentation of contribution margin and contribution margin % should not be construed as an inference that our future results will be unaffected by variable costs.
The table below presents contribution margin and contribution margin %, respectively, for the following periods:

	For the year ended December 31,
($ in thousands, except percentages)	2025	2024
Revenue	$386,203	$253,531
Direct material costs	264,007	178,341
Contribution margin (non-GAAP)	$122,196	$75,190
Contribution margin % (non-GAAP)	32%	30%
Contribution margin increased by $47.0 million to $122.2 million for the year ended December 31, 2025, as compared to $75.2 million for the year ended December 31, 2024. The year-over-year increase in non-GAAP contribution margin was primarily attributed to increased volume of production on certain contracts with more favorable contributions margins, as well as lower net unfavorable EAC adjustments.
The table below presents a reconciliation of contribution margin, which is a non-GAAP measure of our financial performance, to Gross profit, which is the most directly comparable financial measure presented in accordance with GAAP for the periods indicated:

	For the year ended December 31,
($ in thousands, except percentages)	2025	2024
Revenue	$386,203	$253,531
Less: Cost of revenues	310,743	221,110
Gross profit (GAAP)	$75,460	$32,421
Gross profit % (GAAP)	20%	13%
Add: Direct labor costs	32,076	32,148
Add: Direct overhead costs	7,745	6,210
Add: Depreciation and amortization	6,915	4,411
Contribution margin (non-GAAP)	$122,196	$75,190
Contribution margin % (non-GAAP)	32%	30%

EBITDA and Adjusted EBITDA
EBITDA and Adjusted EBITDA are financial measures that are not calculated in accordance with GAAP. Net loss is the most directly comparable GAAP measure to Adjusted EBITDA. These non-GAAP financial measures are used to supplement the financial information presented on a GAAP basis and should not be considered in isolation or as a substitute for the relevant GAAP measures and should be read in conjunction with information presented on a GAAP basis. Our presentation of EBITDA and Adjusted EBITDA should not be construed as an inference that our future results will be unaffected by unusual or non-recurring items.
We define EBITDA as net income (loss) adjusted for interest expense, interest income, income tax benefit, and depreciation and amortization. Adjusted EBITDA is defined as EBITDA adjusted for changes in the fair value of derivatives, loss on debt extinguishment, transaction costs, gains or losses on foreign exchange, and other non-recurring items.
The table below presents a reconciliation from net loss to Adjusted EBITDA for the periods indicated:

	For the year ended December 31,
($ in thousands)	2025	2024
Net loss	$(84,537)	$(98,911)
Interest expense	26,619	29,923
Interest income	(2,981)	(1,201)
Income tax benefit	(10,703)	(25,377)
Depreciation and amortization	50,340	48,072
EBITDA (non-GAAP)	$(21,262)	$(47,494)
Changes in the fair value of derivatives	(607)	3,885
Loss on debt extinguishment	2,201	—
Transaction costs(1)	12,113	171
Other(2)	(716)	472
Adjusted EBITDA (non-GAAP)	$(8,271)	$(42,966)
(1)Represents costs for legal, advisory fees and other costs incurred in connection with the Company's acquisition activity and one-time IPO costs.
(2)Other includes gain on initial ATLAS investment, net gain on foreign exchange and one-time non-cash expense.
Limitations on the Use of Non-GAAP Financial Measures
There are limitations to using non-GAAP financial measures because non-GAAP financial measures are not prepared in accordance with GAAP and may be different from non-GAAP financial measures provided by other companies.
Non-GAAP financial measures are limited in value because they exclude certain items that may have a material impact on our reported financial results. In addition, they are subject to inherent limitations as they reflect the exercise of judgments by management about which items are adjusted to calculate our non-GAAP financial measures. We compensate for these limitations by analyzing current and future results on a GAAP basis as well as a non-GAAP basis and also by providing GAAP measures in our public disclosures. Some of these limitations are:
•although depreciation and amortization are non-cash charges, the assets being depreciated and amortized may have to be replaced in the future, and EBITDA, Adjusted EBITDA, contribution margin and contribution margin percentage do not reflect cash capital expenditure requirements for such replacements or for new capital expenditure requirements;
•contribution margin and contribution margin percentage do not reflect fixed costs that are directly or indirectly related to revenue generated from our customers;
•EBITDA, Adjusted EBITDA, contribution margin and contribution margin percentage do not reflect the significant interest expense, or the cash requirements necessary to service interest or principal payments, on our debt; and

•EBITDA, Adjusted EBITDA, contribution margin and contribution margin percentage do not reflect income tax payments that may represent a reduction in cash available to us.
Non-GAAP financial performance measures are used to supplement the financial information presented on a GAAP basis. This non-GAAP financial measure should not be considered in isolation or as a substitute for the relevant GAAP measures and should be read in conjunction with information presented on a GAAP basis. Because not all companies use identical calculations, our presentation of non-GAAP measures may not be comparable to other similarly titled measures of other companies.
Liquidity and Capital Resources
We measure liquidity in terms of our ability to fund the cash requirements of our business operations, including working capital needs, capital expenditures, contractual obligations, debt service, acquisitions, and other commitments with cash flows from operations and other sources of funding. Our principal sources of liquidity to date have included amounts raised through issuances of equity capital and borrowings under our financing agreements.
On January 30, 2026, the Company completed its IPO of 18.5 million shares of its common stock at a public offering price of $34 per share. The Company received net proceeds of $582.6 million, net of underwriting discounts and commissions and offering costs. The proceeds from the IPO will be used for general corporate and working capital purposes.

Our primary requirements for liquidity and capital on a short- and long-term basis are for our material cash requirements, including working capital needs, satisfaction of our indebtedness and contractual commitments, investment in expanding our breadth and footprint through acquisitions as well as investment in facilities, equipment, technologies, and research and development for our growth initiatives and general corporate needs.
Our ability to fund our cash needs is dependent upon the successful execution of our business strategy and future operating results. Our future operating results are subject to a variety of risks and uncertainties, including, among others, general economic conditions, including as a result of heightened inflation, fluctuating interest rates and supply chain pressures, competitive dynamics in our target markets as well as legislative and regulatory factors that may be outside of our control. As part of our business and debt management strategy, we continuously evaluate opportunities to further strengthen our financial and liquidity position, including by issuing additional equity or debt securities, refinancing or otherwise restructuring our existing credit facilities, or entering into new financing arrangements. There can be no assurance that any of these actions will be sufficient to allow us to adequately service our debt obligations, meet our debt covenants, or that such actions will not result in an adverse impact on our business.
As of December 31, 2025, our cash and cash equivalents were $162.6 million, our financial debt was $150.0 million and our $150.0 million Revolving Credit Facility was undrawn. We have a limited history of operations and have incurred negative cash flows from operating activities and losses from operations in the past as reflected in the accumulated deficit of $269.0 million as of December 31, 2025. We believe that our cash will be adequate to meet our liquidity requirements for at least the next 12 months. Our future long-term capital requirements will depend on several factors, including our ability to generate positive cash flow from operations. We may raise additional capital, whether in the public or private markets, and are currently examining different alternatives. If financing is not available, or if the terms of financing are less desirable than we expect, we may be forced to decrease our level of investment in service development or scale back our operations, which could have a material adverse impact on our business and financial prospects, seek protection under insolvency laws, or cease our operations altogether.
Indebtedness
On November 14, 2025, we entered into the Credit Agreement (the "Credit Agreement") among Yellowstone Interco Holdings, LLC (“Interco Holdings”), Yellowstone Borrower, LLC (the “Pre-IPO Borrower”), the Company, only after the Company became a party thereto as a borrower pursuant to the Credit Agreement following our IPO, the Lenders and Issuing Banks party thereto from time to time and Wells Fargo Bank, National Association, as the administrative agent, the collateral agent and the swingline lender. The Credit Agreement provides for term loan commitments in the aggregate principal amount of $150.0 million (the "Term Loan Facility") and revolving loan commitments in the aggregate principal amount of $150.0 million (the "Revolving Facility"). Borrowings under the Term Loan Facility and Revolving Facility bear interest at a floating rate on the unpaid principal amount thereof equal to (i) initially, (x) 3.50% per annum (or 3.00% per annum following a qualified IPO), in the case of Term SOFR Loans and (y) 2.50% per annum (or 2.00% per annum following a qualified IPO), in the case of ABR Loans, (ii) on and after the Leverage Covenant Toggle Date (as defined in the Credit Agreement) but prior to the consummation of any qualified IPO, the applicable rate per annum set forth in the pricing grid below under the caption “Term SOFR Margin” or “ABR Margin,” as the case may be, based upon the Total Net Leverage Ratio (as defined in the Credit Agreement) as of the end of the fiscal quarter of the Company:

Level	Total Net Leverage Ratio	Term SOFR Margin	ABR Margin
I	If the Total Net Leverage Ratio is greater than 3.00:1.00	2.75%	1.75%
II	If the Total Net Leverage Ratio is less than or equal to 3.00:1.00 and greater than 2.00:1.00	2.50%	1.50%
III	If the Total Net Leverage Ratio is less than or equal to 2.00:1.00	2.25%	1.25%
The Term Loan Facility and Revolving Facility mature on November 14, 2028.
The Credit Agreement contains customary mandatory prepayments, including with respect to asset sale proceeds, proceeds of certain recovery events, and proceeds from certain incurrences of indebtedness. The principal amount owed under the Credit Agreement shall be due and payable on the maturity date. The Credit Agreement contains customary affirmative covenants and negative covenants, including a requirement to provide annual and quarterly financial statements of the Pre-IPO Borrower. The Credit Agreement contains (i) a minimum revenue covenant, in effect from March 31, 2026 to (but not including) the first business day following the occurrence of a Leverage Covenant Toggle Date, that requires us to maintain a minimum amount of revenue set forth below as of the last day of any each such fiscal quarter and measured on a trailing twelve month basis:

Date	Minimum Revenue
March 31, 2026	$245,591,268
June 30, 2026	$264,387,082
September 30, 2026	$319,190,794
December 31, 2026	$372,510,143
March 31, 2027	$426,903,024
June 30, 2027	$501,782,812
September 30, 2027	$554,984,539
December 31, 2027	$616,972,315
March 31, 2028	$676,839,498
June 30, 2028	$722,972,451
September 30, 2028	$758,499,673
(ii) a minimum liquidity covenant, in effect from March 31, 2026 to (but not including) the first business day following the occurrence of a Leverage Covenant Toggle Date, that requires us not to permit Liquidity (defined as unrestricted cash together with amounts available for borrowing under the Revolving Facility), as of the last day of each fiscal quarter, to be less than (x) initially, $105,000,000 or (y) upon and after the repayment of the Term Loan Facility in full, 35.0% of the outstanding revolving commitment as of such date, and (iii) a maximum consolidated first lien net leverage ratio covenant, in effect commencing upon the occurrence of a Leverage Covenant Toggle Date, that requires us to maintain a consolidated total net leverage ratio of less than (x) 4.50 to 1.00 for the fiscal quarters ending March 31, 2026, June 30, 2026, September 30, 2026 and December 31, 2026, (y) 4.25 to 1.00 for the fiscal quarters ending March 31, 2027, June 30, 2027, September 30, 2027 and December 31, 2027 and (z) 4.00 to 1.00 for the fiscal quarters ending March 31, 2028, June 30, 2028 and September 30, 2028. The Credit Agreement also includes customary equity cure provisions that permit us to cure defaults in respect of either of the foregoing financial covenants.
The obligations under the Credit Agreement (collectively, the “Credit Agreement Obligations”) are guaranteed by the Company's existing and future direct and indirect material wholly owned subsidiaries subject to customary exceptions (in such capacity, the “Credit Agreement Guarantors”). The Credit Agreement Obligations are secured by first priority liens on substantially all assets, subject to customary exceptions, of the Company and the Credit Agreement Guarantors.

Redeemable Preferred Units
In connection with the Common Control Reorganization on October 3, 2025, all of the outstanding equity of Midco I was contributed to us in exchange for our then common units. As a result, there were no redeemable preferred units outstanding as of December 31, 2025.

Class P Unit Investment
In the fourth quarter of 2025, we issued and sold an aggregate of approximately 240,956 Class P Units of Midco II (the “Class P Units”) to several investors, including funds affiliated with AE Industrial Partners, for an aggregate purchase price of approximately $241.0 million. Each Class P Unit initially had a preference amount of $1,000. Immediately prior to the effectiveness of the registration statement for our IPO, each Class P Unit automatically converted into shares of our common stock at a conversion rate per unit equal to (i) the outstanding aggregate total preference amount of such Class P Unit, divided by (ii) the IPO price discounted by a discount of 20%.
Please refer to Note 14 - Member’s Capital and Temporary Equity of the accompanying notes to the audited consolidated financial statements in Item 8 of Part II in this Annual Report on Form 10-K for additional information related to Class P Units.

Off-Balance Sheet Arrangements

We do not engage in any off-balance sheet activities or have any arrangements or relationships with unconsolidated entities, such as variable interest, special purpose, and structured finance entities.
Contractual Obligations
Lease Commitments
We lease buildings that are used in production and for administrative activities. All of our leases are classified as operating leases with various expiration dates through 2036. Our total remaining fixed lease payment obligations as of December 31, 2025 and December 31, 2024 is $38.8 million and $36.1 million, respectively, with $6.3 million due in less than one year from December 31, 2025. See Note 10 – Leases of the accompanying notes to the audited consolidated financial statements in this Annual Report on Form 10-K for more information regarding our lease commitments.

Secured Credit Facilities
Our secured credit facilities outstanding as of December 31, 2024 provided total term loan commitments in an aggregate principal amount of $200.0 million (the "Original Term Loan Facility"), with the entire principal amount due at maturity on November 10, 2027. In November 2025, we entered into the Credit Agreement, which was amended on November 21, 2025 and used the proceeds to pay off and terminate the Original Term Loan Facility prior to its scheduled maturity. We recognized a loss on extinguishment of debt of approximately $2.2 million, which primarily relates to the write-off of unamortized debt issuance costs.

Credit Agreement

Pursuant to the Credit Agreement, the Lenders thereunder agreed to extend the Term Loan Facility in an aggregate principal amount of $150.0 million and the Revolving Credit Facility in an aggregate principal amount of $150.0 million. Additionally, Wells Fargo extended a letter of credit for $15.0 million. Borrowings under the Credit Agreement mature on November 14, 2028. See Note 8 – Financing Arrangements of the accompanying notes to the audited consolidated financial statements in Item 8, Part II in this Annual Report on Form 10-K for additional information related to our debt obligations.

Tax Receivable Agreement

Prior to the consummation of the IPO, we entered into a TRA with equity holders of Holdings and TRA Holders. The TRA requires us to make payments to the parties to the TRA Holders in an amount equal to 85% of certain tax savings (or expected tax savings) in respect of certain tax attributes of the Company.

Cash Flows

The table below summarizes certain information from the audited consolidated statements of cash flows for the years ended December 31, 2025 and 2024:

	Year ended December 31,
($ in thousands)	2025	2024
Cash and cash equivalents at beginning of the year	$104,656	$81,149
Operating activities:
Net loss	(84,537)	(98,911)
Reconciling adjustments to net loss	53,170	39,698
Changes in working capital	(89,963)	90,827
Net cash (used in)/provided by operating activities	(121,330)	31,614
Net cash (used in) investing activities	(25,257)	(18,048)
Net cash provided by financing activities	204,291	10,000
Net increase in cash and cash equivalents	57,704	23,566
Effect of foreign currency rate changes on cash and cash equivalents	213	(59)
Cash and cash equivalents at end of period	$162,573	$104,656
Net Cash (Used In)/Provided by Operating Activities
Net cash used in operating activities increased by $152.9 million, or 484%, to $121.3 million during the year ended December 31, 2025, as compared to $31.6 million of cash provided by operating activities during the year ended December 31, 2024. The change was primarily due to a net decrease in working capital of $179.0 million, offset by a $13.5 million net increase due to the effects of non-cash adjustments and a decrease in net loss of $14.4 million for the year ended December 31, 2025 compared to the year ended December 31, 2024.

The net decrease in cash provided by working capital of $180.8 million is primarily attributable to the timing of cash receipts and cash payments, particularly driven by contract assets and contract liabilities. We actively manage our contract assets and contract liabilities, along with the related collection efforts.

The net increase in non-cash adjustments between the year ended December 31, 2025 and the year ended December 31, 2024, was primarily driven by an $8.8 million decrease in deferred tax benefit and a $2.2 million increase in non-cash loss on debt extinguishment, offset by changes in other non-cash adjustments.

Net Cash (Used In) Investing Activities
Net cash used in investing activities increased by $7.3 million, or 40%, to $25.3 million for the year ended December 31, 2025, as compared to $18.0 million for the year ended December 31, 2024, primarily due to $10.3 million purchase of equity investments and $5.0 million issuance of note receivable, partially offset by a decrease in the purchase of capital expenditures for the year ended December 31, 2025, as compared to the same period in 2024.

Net Cash Provided by Financing Activities

Net cash provided by financing activities increased by $194.3 million to $204.3 million for the year ended December 31, 2025, as compared to $10.0 million for the year ended December 31, 2024, primarily due to proceeds from issuance of Class P Units of $235.7 million and proceeds from the Term Loan Facility of $147.4 million. The Company also received additional proceeds from the issuance of Redeemable preferred units of $25.0 million during the year ended December 31, 2025, as compared to $10.0 million during the year ended December 31, 2024, resulting in a $15.0 million increase in cash provided by financing activities. The increases were partially offset by a $203.8 million cash outflow for the repayment of the Original Term Loan Facility and ATLAS indebtedness subsequent to the acquisition close.

Refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s final prospectus filed with the SEC on January 30, 2026 pursuant to Rule 424(b)(4) for a discussion of the cash flows for the year ended December 31, 2024 compared to the year ended December 31, 2023.

Critical Accounting Estimates
Our consolidated financial statements have been prepared in accordance with GAAP. Preparation of the financial statements requires our management to make judgments, estimates, and assumptions that impact the reported amount of net sales and expenses, assets and liabilities, and the disclosure of contingent assets and liabilities. We consider an accounting judgment, estimate, or assumption to be critical when the estimate or assumption is complex in nature or requires a high degree of judgment and the use of different judgments, estimates, and assumptions could have a material impact on our consolidated financial statements. We periodically review our estimates and make adjustments when facts and circumstances dictate. To the extent that there are material differences between these estimates and actual results, our financial condition or results of operations will be affected.
Revenue Recognition
Our revenues are primarily derived from long-term FFP construction contracts with both domestic U.S. federal government-controlled agencies as well as commercial customers that generally span several years in duration. For FFP contracts, we recognize revenue over time (versus point in time recognition) using the POC method, as our performance creates an asset with no alternative use to us and we have an enforceable right to payment for performance completed to date.
Under the POC method, revenue is recognized based on the proportion of total costs incurred relative to total EAC. EAC includes all direct costs and indirect costs directly attributable to a contract or allocable based on our project cost pooling arrangements. We believe that this method represents the most faithful depiction of our performance because it directly measures value transferred to the customer. Estimates regarding our cost associated with the design, manufacture and delivery of products and services are used in determining the EAC. Contract estimates are based on various assumptions to project the outcome of future events that may span several years. These assumptions include, but are not limited to, the amount of time to complete the contract, including the assessment of the nature and complexity of the work to be performed, availability and cost of materials, components and subcontractor services, the availability and timing of funding from the customer, and the risk and impact of delayed performance and the level of indirect cost allocations. We bear the risk of changes in estimates to complete on a fixed-price contract, which may cause profit levels to vary from period to period.
Accounting for long-term contracts requires significant judgment relative to estimating total contract revenues and costs, in particular, assumptions relative to the amount of time to complete the contract, including the assessment of the nature and complexity of the work to be performed. Our estimates are based upon the professional knowledge and experience of our engineers, program managers and other personnel, who review each long-term contract monthly to assess the contract’s schedule, performance, technical matters and estimated cost at completion.
If, at the time of contract award or at any time during the life of a contract it becomes probable that total contract costs will exceed total contract revenue, the expected loss is recognized immediately in the consolidated statements of operations and comprehensive loss. We evaluate the contract value and cost estimates at completion for performance obligations no less frequently than quarterly, and more frequently when circumstances significantly change. Changes in contract estimates occur for a variety of reasons including, but not limited to, changes in contract scope, labor productivity, the nature and technical complexity of the work to be performed, availability and cost volatility of materials, subcontractor and vendor performance, volume assumptions, inflationary trends, and schedule and performance delays. We utilize information available to us at the time when making changes in contract EACs and apply consistent judgement across the full portfolio of programs.
Management’s estimates of total costs to be incurred are highly subjective and depend on past experience and operations. Given our limited history of operations, its rapid development and commercialization of new products, as well as our continued focus on improving and refining our manufacturing processes, these estimates are inherently subject to a high degree of estimation uncertainty and may fluctuate significantly from period to period.
Goodwill
Goodwill represents the excess of the purchase price over the fair value of net tangible and intangible assets acquired in a business combination. We evaluate goodwill for impairment annually at October 1 and whenever events or circumstances make it more likely than not that impairment may have occurred. We have determined that our business comprises one reporting unit. We have the option to first assess qualitative factors to determine whether events or circumstances indicate it is more likely than not that the fair value of a reporting unit is greater than its carrying amount. We consider factors in performing a qualitative assessment including, but not limited to, general macroeconomic conditions, industry and market conditions, company financial performance, changes in strategy, and other relevant entity-specific events. If we elect to bypass the qualitative assessment or do not pass the qualitative assessment, a quantitative assessment is performed.
When a quantitative assessment is performed, we utilize a discounted cash flow approach, which incorporates assumptions regarding future growth rates, terminal values, and discount rates. This process compares the estimated fair value of the reporting unit to the reporting unit’s carrying value, including goodwill. We recognize a goodwill impairment charge for the amount by which the reporting unit’s carrying amount exceeds its fair value up to the amount of goodwill. If the fair value of a reporting unit exceeds its carrying value, goodwill of the reporting unit is considered not to be impaired. For the years ended December 31, 2025, 2024 and we elected to perform a qualitative assessment for our annual review of goodwill to determine whether or not indicators of impairment exist. As a result of the qualitative assessment, no indicators of impairment were identified that would require further testing for impairment.

Recently Issued Accounting Standards
Newly adopted accounting standards are described in Note 2 to our audited consolidated financial statements in Item 8 of Part II of this Annual Report on Form 10-K.
In November 2024, the FASB issued Accounting Standard Update ("ASU") 2024-03, "Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures" (Subtopic 220-40) ("ASU 2024-03"). The ASU requires disclosure, in the notes to financial statements, of specified information about certain costs and expenses, including purchases of inventory, employee compensation, depreciation, and intangible asset amortization included in each relevant expense caption. Additionally, the amendment requires a qualitative description of the amounts remaining in the relevant expense captions that are not separately disaggregated quantitatively, and to disclose the total amount of selling expenses and, in annual reporting periods, an entity’s definition of selling expenses. The new guidance is effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027, with early adoption permitted. An entity may apply the amendments prospectively for reporting periods after the effective date or retrospectively to any or all prior periods presented in the financial statements. The Company is currently evaluating the impact of adoption, which is expected to have an impact on disclosures only with no impact on the Company’s results of operations, cash flows and financial condition.

In May 2025, the FASB issued ASU 2025-03, "Business Combinations (Topic 805) and Consolidation (Topic 810): Determining the Accounting Acquirer in the Acquisition of a Variable Interest Entity" (“ASU 2025-03”). This ASU improves the requirements for identifying the accounting acquirer in a business combination that is effected primarily by exchanging equity interests in which a variable interest entity is acquired. It is effective for fiscal years beginning after December 15, 2026 and is required to be applied prospectively to acquisitions occurring on or after the effective date. The Company will continue to evaluate the impact of this guidance, which will depend on the legal acquiree in future business combinations.

In September 2025, the FASB issued ASU 2025-06, “Intangibles — Goodwill and Other — Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software” (“ASU 2025-06”) to simplify accounting for internal-use software by removing stage-based accounting and introducing a “probable-to-complete” threshold for capitalization. It also consolidates website development guidance under Subtopic 350-40. The standard is effective for fiscal years beginning after December 15, 2027, and interim reporting periods within those annual reporting periods. The Company is currently evaluating the impact of adoption, which is not expected to have a material impact on the Company’s consolidated financial statements.

In December 2025, the FASB issued ASU 2025-11, “Interim Reporting (Topic 270): Narrow-Scope Improvements” (“ASU 2025-11”), which intends to clarify interim reporting requirements. It provides a comprehensive list of interim disclosures that are required by GAAP, types of interim reporting, and the form and content of interim financial statements in accordance with GAAP. In addition, it requires entities to disclose events since the end of the last annual reporting period that have a material impact on the company. The new guidance is effective for annual periods beginning after December 15, 2027, and interim reporting periods within annual reporting period, with early adoption permitted. The

Company is currently evaluating the impact of adoption, which is not expected to have a material impact on the Company’s consolidated financial statements.

Emerging Growth Company Accounting Election
Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can choose not to take advantage of the extended transition period and comply with the requirements that apply to non-emerging growth companies, and any such election to not take advantage of the extended transition period is irrevocable. We are an “emerging growth company” as defined in Section 2(a) of the Securities Act, and have elected to take advantage of the benefits of this extended transition period, which means that when a standard is issued or revised and has different application dates for public or private companies, we, as an emerging growth company, may adopt the new or revised standard at the time private companies are required to adopt the new or revised standard. We are expected to remain an emerging growth company at least through the end of the fiscal year ended December 31, 2026, and are expected to continue to take advantage of the benefits of the extended transition period. This may make it difficult or impossible to compare our financial results with the financial results of another public company that is either not an emerging growth company or is an emerging growth company that has chosen not to take advantage of the extended transition period exemptions for emerging growth companies because of the potential differences in accounting standards used.
Item 7A. Quantitative and Qualitative Disclosures About Market Risk
We are exposed to market risks in the ordinary course of our business, which primarily relate to interest rate risk, foreign currency exchange risk, and inflation.
Interest Rate Risk
We are exposed to market risk for changes in interest rates applicable to our cash and cash equivalents and debt. We have cash and cash equivalents totaling $162.6 million and $104.7 million as of December 31, 2025 and December 31, 2024, respectively. Our cash and cash equivalents were invested in interest bearing demand deposit accounts and high-quality money market funds. We have outstanding variable-rate debt totaling $150.0 million as of December 31, 2025. A hypothetical 100-basis point increase in interest rates would increase interest expense by approximately $1.5 million, while a hypothetical 100-basis-point decrease in interest rates would decrease interest expense by approximately $1.5 million.
Foreign Currency Exchange Risk
Our contracts with customers are primarily denominated in U.S. dollars, with the remaining denominated in foreign currencies. Our expenses are generally denominated in the currencies of the jurisdictions in which we conduct our operations, which are primarily in the United States. Our results of current and future operations and cash flows are, therefore, subject to fluctuations due to changes in foreign currency exchange rates. We have experienced, and may continue to experience, fluctuations in net income (loss) as a result of transaction gains or losses related to remeasuring certain asset and liability balances that are denominated in foreign currencies. These exposures may change over time as business practices evolve and economic conditions change. To date, foreign currency transaction gains and losses have not been material to our consolidated financial statements.
Inflation Risk
We do not believe that inflation has had a material effect on our business, results of operations, or financial condition. If our costs were to become subject to significant inflationary pressures, we may not be able to fully offset such higher costs through price increases. Our inability or failure to do so could harm our business, financial condition, or results of operations.

Item 8. Financial Statements and Supplementary Data
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
York Space Systems Inc.

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders
York Space Systems Inc.

Opinion on the financial statements

We have audited the accompanying consolidated balance sheets of York Space Systems Inc. (a Delaware corporation) and subsidiaries (the “Company”) as of December 31, 2025 and 2024, the related consolidated statements of operations and comprehensive loss, changes in member’s capital and temporary equity, and cash flows for each of the three years in the period ended December 31, 2025, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2025, in conformity with accounting principles generally accepted in the United States of America.

Basis for opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ GRANT THORNTON LLP
We have served as the Company’s auditor since 2025.
Denver, Colorado
March 19, 2026

York Space Systems Inc.
Consolidated Balance Sheets
(Dollars in thousands, except units and per unit amounts)

	As of December 31, 2025	As of December 31, 2024
Assets
Current assets
Cash and cash equivalents	$162,573	$104,656
Accounts receivable, net	11,539	2,135
Inventories	18,747	34,602
Prepaid expenses and other current assets	31,478	51,645
Contract assets	76,809	21,558
Capitalized commissions, net	6,661	12,661
Total current assets	307,807	227,257
Fixed assets, net	46,293	35,112
Right of use assets, net	24,683	21,612
Goodwill	674,262	610,832
Other intangibles, net	407,925	423,995
Other assets	14,415	1,457
Total assets	$1,475,385	$1,320,265
Liabilities, Temporary Equity and Member's Capital
Current liabilities
Contract liabilities	$110,275	$165,636
Accounts payable and accrued expenses	68,358	50,599
Operating lease liabilities, current	3,260	2,572
Income taxes payable	672	—
Long-term debt, current	3,750	—
Deferred commissions, current	5,038	6,730
Total current liabilities	191,353	225,537
Operating lease liabilities, less current portion	23,161	20,519
Deferred commissions, less current portion	2,110	4,132
Long-term debt, net	144,962	182,249
Related party long-term debt, net	—	14,784
Derivative liability associated with Class P Units	93,411	—
Other liabilities	3,353	3,071
Related party payables	—	3,683
Deferred income tax liability	6,096	19,959
Total liabilities	$464,446	$473,934
Commitments and contingencies (See Note 12)
Temporary Equity
Redeemable preferred units (0 and 56,619,831 units authorized, issued and outstanding at December 31, 2025 and 2024, respectively; $0 and $68,413 liquidation preference as of December 31, 2025 and 2024, respectively) – Yellowstone Midco Holdings, LLC	—	68,413
Class P Units (240,956,348 and 0 units authorized, issued and outstanding at December 31, 2025 and 2024, respectively; $241,498 and $0 liquidation preference as of December 31, 2025 and 2024, respectively) – Yellowstone Midco Holdings II, LLC	143,115	—
Member's Capital
Common units (0 and 1,078,929,080 authorized, issued and outstanding at December 31, 2025 and 2024, respectively) – Yellowstone Midco Holdings, LLC	—	963,213
Common units (50,000,000 and 0 authorized, issued and outstanding at December 31, 2025 and 2024, respectively) – Yellowstone Midco Holdings II, LLC	1,135,910	—
Accumulated other comprehensive income (loss)	936	(810)
Accumulated deficit	(269,022)	(184,485)
Total member's capital	867,824	777,918
Total liabilities, temporary equity, and member's capital	$1,475,385	$1,320,265
The accompanying notes are an integral part of these consolidated financial statements.

York Space Systems Inc.
Consolidated Statements of Operations and Comprehensive Loss
(Dollars in thousands, except units and per unit amounts)

	For the year ended December 31,
	2025	2024	2023
Revenue	$386,203	$253,531	$238,103
Cost of revenues	310,743	221,110	183,199
Gross profit	75,460	32,421	54,904
Operating expenses
Selling, general and administrative expenses	115,649	103,776	90,819
Research and development expenses	18,362	20,440	6,973
Transaction costs	12,113	171	3,254
Total operating expenses	146,124	124,387	101,046
Loss from operations	(70,664)	(91,966)	(46,142)
Other (expense) income
Interest expense	(26,619)	(29,923)	(26,175)
Interest income	2,981	1,201	2,328
Loss on debt extinguishment	(2,201)	—	—
Other income (expense), net	1,263	(3,600)	1,227
Total other expense	(24,576)	(32,322)	(22,620)
Loss before provision for income taxes	(95,240)	(124,288)	(68,762)
Income tax benefit	10,703	25,377	39,106
Net loss	$(84,537)	$(98,911)	$(29,656)
Foreign currency translation adjustment	1,746	(436)	(797)
Comprehensive loss	$(82,791)	$(99,347)	$(30,453)
Net loss per common share
Net loss	$(84,537)	$(98,911)	$(29,656)
Less: Accretion of Class P Units	$542	$—	$—
Net loss available to common shareholders	$(85,079)	$(98,911)	$(29,656)
Basic and diluted	$(0.89)	$(1.04)	$(0.31)
Weighted average common shares outstanding
Basic and diluted	95,141,928	95,141,928	94,819,400
The accompanying notes are an integral part of these consolidated financial statements.

York Space Systems Inc.
Consolidated Statements of Changes in Member’s Capital and Temporary Equity
(Dollars in thousands, except units and per unit amounts)

	Redeemable Preferred Units		Class P Units		Common Units		Accumulated deficit	Accumulated other comprehensive income (loss)	Total Member’s Capital
	Units	Amount	Units	Amount	Units	Amount
Balance at December 31, 2022	—	$—	—	$—	772,013,564	$963,592	$(55,918)	$423	908,097
Issuance of Redeemable preferred units	46,619,831	46,620	—	—	—	—	—	—	—
Issuance of Common units for acquisition of Emergent	—	—	—	—	15,000,000	10,842	—	—	10,842
Non-cash member's contribution	—	—	—	—	—	572	—	—	572
Recapitalization	—	—	—	—	291,915,516	—	—	—	—
Foreign currency translation adjustment	—	—	—	—	—	—	—	(797)	(797)
Accretion of Redeemable preferred units	—	4,391	—	—	—	(4,391)	—	—	(4,391)
Net loss	—	—	—	—	—	—	(29,656)	—	(29,656)
Balance at December 31, 2023	46,619,831	$51,011	—	$—	1,078,929,080	$970,615	$(85,574)	$(374)	884,667
Issuance of Redeemable preferred units	10,000,000	10,000	—	—	—	—	—	—	—
Accretion of Redeemable preferred units	—	7,402	—	—	—	(7,402)	—	—	(7,402)
Foreign currency translation adjustment	—	—	—	—	—	—	—	(436)	(436)
Net loss	—	—	—	—	—	—	(98,911)	—	(98,911)
Balance at December 31, 2024	56,619,831	$68,413	—	$—	1,078,929,080	$963,213	$(184,485)	$(810)	$777,918
Issuance of Redeemable preferred units	25,000,000	25,000	—	—	—	—	—	—	—
Non-cash member's contribution for acquisition of ATLAS	—	—	—	—	—	78,588	—	—	78,588
Retention bonus equity awards	1,238,460	1,238	—	—	—	—	—	—	—
Accretion of Redeemable preferred units	—	7,418	—	—	—	(7,418)	—	—	(7,418)
Common Control Reorganization	(82,858,291)	(102,069)	—	—	(1,028,929,080)	102,069	—	—	102,069

Issuance of Class P Units, net issuance costs and derivative liability	—	—	240,956,348	142,573	—	—	—	—	—
Accretion of Class P Units	—	—	—	542	—	(542)	—	—	(542)
Foreign currency translation adjustment	—	—	—	—	—	—	—	1,746	1,746
Net loss	—	—	—	—	—	—	(84,537)	—	(84,537)
Balance at December 31, 2025	—	$—	240,956,348	$143,115	50,000,000	$1,135,910	$(269,022)	$936	$867,824
The accompanying notes are an integral part of these consolidated financial statements.

York Space Systems Inc.
Consolidated Statements of Cash Flows
(Dollars in thousands, except units and per unit amounts)

	For the year ended December 31,
	2025	2024	2023
Cash flows from operating activities
Net loss	(84,537)	$(98,911)	$(29,656)
Adjustments to reconcile net loss to net cash (used in)/provided by operating activities:
Depreciation and amortization	50,340	48,072	44,395
Amortization of debt issuance costs	880	773	834
Non-cash lease expense	2,829	2,555	2,107
Amortization of capitalized commissions	5,748	5,770	6,629
Non-cash compensation	1,238	—	—
Deferred taxes	(9,632)	(18,376)	(54,382)
Gain on equity investment	(750)	—	—
Loss on debt extinguishment	2,201	—	—
Other	316	904	(987)
Changes in assets and liabilities, net of the effect acquisitions:
Accounts receivable, net	(8,149)	(23)	5,135
Inventories	9,751	(11,461)	(17,093)
Prepaid expenses and other current assets	25,814	(8,250)	(7,532)
Contract assets	(55,251)	51,731	(10,174)
Capitalized commissions, net	252	(1,247)	(4,825)
Other long-term assets	(131)	(28)	(178)
Contract liabilities	(56,396)	72,302	61,282
Accounts payable and accrued expenses	3,223	13,393	16,475
Deferred commissions	(3,714)	(4,501)	189
Income taxes payable	709	(7,838)	7,058
Related party payables	(3,683)	(11,996)	(3,781)
Other long-term liabilities	182	770	1,737
Right-of-use assets and operating lease liabilities, net	(2,570)	(2,025)	(1,532)
Net cash (used in)/provided by operating activities	(121,330)	31,614	15,701
Cash flows from investing activities
Capital expenditures and capitalized software development costs	(8,855)	(18,048)	(18,496)
Equity investments	(10,305)	—	—
Acquisition of business, net of cash acquired	(1,097)	—	(44,358)
Issuance of notes receivable	(5,000)	—	—
Net cash (used in) investing activities	(25,257)	(18,048)	(62,854)
Cash flows from financing activities
Proceeds from issuance of Redeemable preferred units	25,000	10,000	46,619
Proceeds from issuance of Class P Units, net of issuance costs	235,700	—	—
Proceeds from Term Loan Facility, net of issuance costs	147,382	—	—
Repayment of notes payable	(3,732)	—	—
Repayment of Original Term Loan Facility	(185,059)	—	—
Proceeds from First Amendment Loans	—	—	34,146
(Repayment of)/proceeds from related party long-term debt	(15,000)	—	14,700
Net cash provided by financing activities	204,291	10,000	95,465
Net increase in cash	57,704	23,566	48,312
Effect of exchange rate changes on cash	213	(59)	(130)
Cash and cash equivalents, beginning of period	104,656	81,149	32,967
Cash at end of period	$162,573	$104,656	$81,149
Supplemental disclosures of cash flow information
Cash payments for interest	$26,055	$27,093	$25,098
Cash (refunded)/paid for taxes	(2,703)	50	4,509
Noncash operating, investing, and financing
Non-cash member's contribution	78,588	—	572
Non-cash allocation to derivative liability associated with Class P Units	93,127	—	—
Deferred offering costs in accounts payable and accrued expenses	(6,226)	—	—
Changes in accounts payable and accruals for purchases of capitalized expenditures and capitalized software development costs	915	279	(1,530)
Issuance of Common units for acquisition of Emergent	—	—	10,842
The accompanying notes are an integral part of these consolidated financial statements.

York Space Systems Inc.
Notes to Consolidated Financial Statements
(Dollars in thousands, except units and per unit amounts)

Note 1. Description of Business and Basis of Presentation
Description of Business

York Space Systems Inc. (the “Company,” “we,” “our” or “ours”) is a leading, U.S.-based, space and defense prime providing a comprehensive suite of mission-critical solutions for national security, government and commercial customers. The Company is one of the only space and defense primes with proprietary hardware and software capabilities designed to address its customers’ complex mission requirements across the critical elements of the entire space ecosystem throughout the entire mission lifecycle.

The Company is purpose built to address evolving national security space challenges and to adapt to the ongoing shift in the U.S. government’s mission needs and procurement processes, where economics, agility, rapid capabilities, and heritage drive customer decision making. The Company delivers mission critical solutions in a zero-tolerance for error environment where systems must work. The Company believes it is uniquely positioned to capture an outsized share of growth in its core markets. The Company provides customers a vertically integrated, full technology stack of solutions including design, production, integration, and operation of spacecraft with turnkey offerings to manage spacecraft and constellations throughout their entire mission lifecycle.

The Company’s primary operating subsidiary, York Space Systems, LLC (“York LLC”) was founded in 2012 to create an innovative space technology mission prime, with a goal of meeting the evolving national security threats from space by providing mission-critical spacecraft at scale, faster, and at lower cost.

For the years ending December 31, 2025, 2024 and 2023, 97%, 98% and 97%, respectively, of the Company’s revenue was derived based in the U.S. market.

Common Control Reorganization and Corporate Conversion

Prior to January 28, 2026, the Company operated as a Delaware limited liability company under the name Yellowstone Midco Holdings II, LLC (“Midco II”). On January 28, 2026, prior to the effectiveness of the registration statement relating to the Company's initial public offering (“IPO”), Midco II converted into a Delaware corporation pursuant to a statutory conversion and changed its name to York Space Systems Inc. (the “Corporate Conversion”).

Prior to October 3, 2025, the Company operated through Yellowstone Midco Holdings, LLC (“Midco I”). On October 3, 2025, all of the outstanding equity of Midco I, including both redeemable preferred and common units, was contributed to Midco II in exchange for 50 million common units of Midco II (the “Common Control Reorganization”) and, as a result, Midco I became a wholly owned subsidiary of Midco II. Immediately prior to the Common Control Reorganization, both Midco I and Midco II were wholly-owned subsidiaries of Yellowstone Ultimate Holdings, LP, ("Holdings") a limited partnership that was controlled by investments funds managed by AE Industrial Partners, LP (”AE Industrial Partners”). Additionally, on October 3, 2025, Midco II and Holdings entered into an amendment to the Limited Liability Company Agreement (the “Amended and Restated LLC Agreement”), pursuant to which (i) Midco II was authorized to issue from time to time, subject to approval of its Board of Directors, additional common units and Class P units (the "Class P Units"), (ii) Midco II issued 50 million common units to Holdings and (iii) all authorized and outstanding common units issued prior to October 3, 2025 and owned by Holdings were cancelled and forfeited for no consideration.

At the time of the Corporate Conversion, all Class P Units of Midco II converted into 8,885,674 shares of our common stock which was calculated as an amount of shares equal to (i) the outstanding aggregate total preference amount of such Class P unit, divided by (ii) the IPO price discounted by a discount of 20% and all outstanding common units of Midco II converted into an aggregate of 99,558,713 shares of common stock, including 2,269,470 shares of unrestricted common stock distributed in respect of vested Class B units (the “Incentive Units”) in Holdings and 2,147,315 shares of restricted stock distributed in respect of unvested Incentive Units, in each case, in connection with the Incentive Unit Distributions (as defined below).

York Space Systems Inc.
Notes to Consolidated Financial Statements
(Dollars in thousands, except units and per unit amounts)
Immediately following the Corporate Conversion, Holdings distributed all common stock received upon conversion of the common units of Midco II to its limited partners and liquidated (the “Holdings Liquidation”). In connection with that action, the Holdings’ board of supervisors (the “Partnership Board”) approved distributions in respect of vested and unvested Incentive Units (the “Incentive Unit Distributions”). Certain shares of common stock distributed in respect of unvested Incentive Units are subject to time vesting and the recipients of such shares have entered into restricted stock agreements with us in connection with the receipt of such shares. As a result of the Holdings Liquidation, all partners of Holdings, including investment funds managed by AE Industrial Partners, became direct holders of the Company's common stock.

The Common Control Reorganization is considered a reorganization of entities under common control. Amounts for the period from January 1, 2024 through December 31, 2024 and from January 1, 2025 through October 2, 2025 presented in the consolidated financial statements and accompanying notes herein represent the historical operations of Midco I. The amounts as of December 31, 2025 and for the period from October 3, 2025 through December 31, 2025 reflect the consolidated operations of the Company.

The conversion of common units into common stock which occurred as part of the Corporate Conversion is considered akin to a split-like situation. For calculation of net loss per share, shares outstanding for all historical periods before our IPO have been retrospectively adjusted to 95,141,928 to reflect the shares of common stock converted from common units. As discussed above, the conversion of all outstanding common units of Midco II on January 28, 2026, resulted in 99,558,713 shares of common stock. However, this amount includes 2,269,470 shares of unrestricted common stock distributed in respect of vested Incentive Units and 2,147,315 shares of restricted stock distributed in respect of unvested Incentive Units pursuant to the Incentive Unit Distributions. As the Incentive Unit Distributions are not considered akin to a split-like situation, these shares were excluded from shares outstanding in the calculation of net loss per share for the years ended December 31, 2025, 2024 and 2023.

Initial Public Offering

On January 30, 2026, the Company completed its IPO of 18.5 million shares of its common stock at a public offering price of $34 per share, for an aggregate offering price of $629,000. The Company received net proceeds of $582,616, net of $36,168 of underwriting discounts and commissions and $10,216 of offering costs. The proceeds from the IPO will be used for general corporate and working capital purposes. The Company granted a thirty-day over-allotment option to the underwriters in the IPO to purchase an aggregate of 2.8 million shares of common stock at the public offering price. The option was not exercised.

The Company’s common stock began trading on the New York Stock Exchange (the “NYSE”) under the ticker symbol “YSS”.

Basis of Presentation
The accompanying consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”). The consolidated financial statements include the Company’s accounts and the accounts of the Company’s wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

To enhance comparability, the Company reclassified certain prior-year amounts in the accompanying consolidated statements of operations and comprehensive loss and statements of cash flows to conform to the current-year presentation. These reclassifications have no effect on prior-year results of operations.

Note 2. Summary of Significant Accounting Policies
Use of Estimates
The preparation of the consolidated financial statements in accordance with GAAP requires the Company to make estimates and judgments that affect the reported amounts of assets and liabilities and the disclosures of contingencies at the

York Space Systems Inc.
Notes to Consolidated Financial Statements
(Dollars in thousands, except units and per unit amounts)
reporting date, as well as the reported amounts of revenue and expenses during the reporting periods. Estimates have been prepared using the most recent and best available information. Although management believes the estimates that have been used are reasonable, actual results could materially differ from the estimates that were used. Adjustments, if any, to the estimates used are made prospectively based upon such periodic evaluation.
Balance Sheet Classifications
The Company classifies certain assets and liabilities as current utilizing the duration of the related contract or program as the Company’s operating cycle, which is generally longer than one year. This primarily impacts receivables, contract assets, inventories, and contract liabilities under construction contracts which may extend beyond one year. All other assets and liabilities are classified based on whether the asset will be realized or the liability will be paid within one year.
Cash and Cash Equivalents
Cash and cash equivalents is comprised of cash on hand and short-term deposits with an original maturity at the date of purchase for three months or less. The Company maintains its cash with high credit quality financial institutions. U.S. cash balances are insured by the Federal Deposit Insurance Corporation (“FDIC”) to $250 per bank. The Company maintains cash and cash equivalents in excess of FDIC limits. The Company has not experienced any losses in such accounts.
Accounts Receivable, net
Accounts receivable are based on amounts billed to customers. The Company bills customers as work progresses in accordance with agreed upon contractual terms, either at periodic intervals, upon achievement of contractual milestones or upon deliveries. The carrying amount of accounts receivable are stated at cost, net of allowance for credit losses.
The Company continually evaluates the need for an allowance for credit losses for estimated losses resulting from the inability of its customers to make required payments, which results in bad debt expense. The Company periodically determines the adequacy of this allowance by evaluating the comprehensive risk profiles of all individual customer receivable balances including, but not limited to, the customer’s financial condition, credit agency reports, financial statements, credit limit and overall current economic conditions. Normally accounts receivable are due 30 days after issuance of the invoice. Delinquent receivables are written off based on individual credit evaluation and specific circumstances of the customer. The provision for expected credit losses is recorded in selling, general, and administrative expenses in the consolidated statements of operations and comprehensive loss.
Inventories
Inventory consists primarily of parts and sub-assemblies used in the manufacturing of satellites. Inventory is stated at the lower of cost or net realizable value. Cost is calculated on a first-in, first-out (“FIFO”) basis. Net realizable value is the estimated selling price in the ordinary course of business, less the estimated costs of completion and selling expense. When evidence exists that the net realizable value of inventory is lower than its cost, the difference is recognized as a loss in earnings in the period in which it occurs. Changes in these estimates are included in cost of revenues in the consolidated statements of operations and comprehensive loss. The Company periodically assesses and adjusts the value of inventory for estimated excess and obsolete inventory based upon estimates of future demand and market conditions, as well as damaged or otherwise impaired goods. The Company may be required to write down the value of inventory if estimates of future demand and market conditions indicate excess and/or obsolete inventory. Inventory write-downs are included in cost of revenues in the consolidated statements of operations and comprehensive loss.

Contract Assets and Liabilities
Contract assets include unbilled amounts typically resulting from sales under contracts when the percentage-of-completion cost-to-cost method of revenue recognition is utilized and revenue recognized exceeds the amount billed to the customer. When costs incurred plus recognized profit (less recognized losses) on a contract exceeds progress billings, the net amount is recorded as a contract asset. Contract assets are classified as current based on the Company’s operating cycle and include amounts that may be billed and collected beyond one year due to the long-cycle nature of the Company’s contracts.

York Space Systems Inc.
Notes to Consolidated Financial Statements
(Dollars in thousands, except units and per unit amounts)

Contract liabilities include advance payments and billings in excess of revenue recognized. When progress billings exceed costs incurred plus recognized profit (less recognized losses), the net amount is recorded as a contract liability. Contract liabilities are classified as current based on the Company’s contract operating cycle and reported on a contract-by-contract basis, net of revenue recognized, at the end of each reporting period.

Deferred Contract Costs
Sales commissions earned by the Company’s employees are considered incremental costs of obtaining a contract. An asset is recognized for sales commissions if the Company expects the period of benefit from these costs to be more than one year. The Company amortizes the deferred contract costs over the period of expected benefit, which is typically three to four years, consistent with the pattern of revenue recognition of the related performance obligation. The amortized costs are recorded in selling, general, and administrative expenses in the Company’s consolidated statements of operations and comprehensive loss. The Company expenses sales commissions as incurred when the period of benefit is less than one year. Deferred contract costs are included in capitalized commissions, net, for the current portion, and other long-term assets, for the non-current portion, on the Company’s consolidated balance sheets.

Fixed assets

Fixed assets are measured at cost less accumulated depreciation and amortization. Depreciation and amortization are computed using a straight-line method over the estimated useful lives of the assets, which range from 3 to 7 years. Leasehold improvements are amortized over the shorter of the useful lives of the related assets or the lease term. Additions, renewals, and betterments that significantly extend the life of an asset are capitalized. Expenditures for repairs and maintenance are charged to operations, as incurred. The Company occasionally designs and builds its own machinery. The cost of these projects, including direct material and labor, and other indirect costs directly attributable to the construction, are capitalized as construction in progress. No provision for depreciation is made on construction in progress until the related assets are completed and placed in service.
Expected useful lives for fixed assets are reviewed at least annually. Estimated useful lives are as follows:

Asset	Estimated useful life in years
Leasehold improvements	Shorter of estimated useful life or lease term
Orbiting satellites	5
Machinery and equipment	5 - 7
Computer Equipment	3
Software	3 - 5
Furniture and Fixtures	5 - 7

For assets sold or otherwise disposed of, the cost and related accumulated depreciation and amortization are derecognized and removed from the consolidated balance sheets, and any related gain or loss is reflected in operations in the period realized.

Finite-lived Intangible Assets
Finite-lived intangible assets consist of customer relationships, developed technology, trade names and licenses. These finite-lived intangible assets are reported at cost, net of accumulated amortization, and are either amortized on a straight-line basis over their estimated useful lives or over the period the economic benefits of the intangible asset are consumed.

York Space Systems Inc.
Notes to Consolidated Financial Statements
(Dollars in thousands, except units and per unit amounts)
Impairment of Long-lived Assets
The carrying values of long-lived assets, which include equipment and other assets, and all finite-lived intangible assets, are evaluated periodically for impairment when circumstances indicate the carrying value of an asset may not be recoverable. Recoverability is measured by comparing the undiscounted future cash flows expected to be generated from the asset group to the carrying value of the asset group. If the test for recoverability identifies a possible impairment, the asset group’s fair value is measured, using valuation techniques such as discounted cash flow models, quoted market values and third-party independent appraisals, as considered necessary. An impairment loss is recognized for the amount by which the carrying value of the asset group exceeds its estimated fair value and is recognized as an expense in the period it is determined. No impairment losses have been recognized for the years ended December 31, 2025, 2024 and 2023.
Goodwill
Goodwill represents the excess of the purchase price over the fair value of net tangible and intangible assets acquired in a business combination. The Company evaluates goodwill for impairment annually at October 1 and whenever events or circumstances make it more likely than not that impairment may have occurred. The Company has determined that its business comprises one reporting unit. The Company has the option to first assess qualitative factors to determine whether events or circumstances indicate it is more likely than not that the fair value of a reporting unit is less than its carrying amount. The Company considers factors in performing a qualitative assessment including, but not limited to, general macroeconomic conditions, industry and market conditions, Company financial performance, changes in strategy, and other relevant entity-specific events. If the Company elects to bypass the qualitative assessment or does not pass the qualitative assessment, a quantitative assessment is performed.
When a quantitative assessment is performed, the Company utilizes a discounted cash flow approach, which incorporates key assumptions such as future growth rates, terminal values, and discount rates. This process compares the estimated fair value of the reporting unit to the reporting unit’s carrying value, including goodwill. The Company recognizes a goodwill impairment charge for the amount by which the reporting unit’s carrying amount exceeds its fair value up to the amount of goodwill. If the fair value of a reporting unit exceeds its carrying value, goodwill of the reporting unit is considered not to be impaired. For the years ended December 31, 2025 and 2024, the Company elected to perform a qualitative assessment for its annual review of goodwill to determine whether or not indicators of impairment exist. As a result of the qualitative assessment, no indicators of impairment were identified that would require further testing for impairment.
Redeemable Preferred Units

The Company’s Redeemable preferred units represent legal form of equity, are not mandatorily redeemable, and do not constitute unconditional obligations that may require issuance of a variable number of the Company’s units. The Redeemable preferred units are classified as mezzanine (or temporary) equity as the Redeemable preferred units are in-substance currently redeemable through the distribution waterfall since the holder of the Redeemable preferred units controls the Company and can make such distribution at any time and in the form of cash or other assets. Subsequent remeasurement of the carrying value of the Redeemable preferred units is required as they are currently redeemable. The Company records Redeemable preferred units at an amount equal to the then current maximum redemption value at the end of each reporting period. In connection with the Common Control Reorganization on October 3, 2025, all of the outstanding Redeemable preferred units were contributed to the Company in exchange for common units. As a result, there were no Redeemable preferred units outstanding as of December 31, 2025.

Fair Value Measurements
The Company measures certain assets and liabilities at fair value. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants on the measurement date. Under the fair value standards, fair value is based on the exit price in the principal or most advantageous market for the asset or liability. The fair value measurement hierarchy is based on whether the inputs to those valuation techniques are observable or unobservable. Observable inputs reflect market data obtained from independent sources, while unobservable

York Space Systems Inc.
Notes to Consolidated Financial Statements
(Dollars in thousands, except units and per unit amounts)
inputs reflect internal market assumptions. The following hierarchy classifies the inputs used to determine fair value into three levels:
•Level 1 – Quoted prices in active markets for identical assets or liabilities;
•Level 2 – Inputs, other than quoted prices in active markets, that are observable either directly or indirectly; and
•Level 3 – Unobservable inputs in which there is little or no market data and that are significant to the fair value of the assets and liabilities.
Valuation techniques that maximize the use of observable inputs are favored. Assets and liabilities are classified in their entirety based on the lowest priority level of input that is significant to the fair value measurement. The assessment of the significance of an input to the fair value measurement requires judgment and may affect the valuation of the fair value of assets and liabilities and their placement within the fair value hierarchy levels. Reclassifications of fair value between Level 1, Level 2 and Level 3 of the fair value hierarchy, if applicable, are made at the end of each reporting period. See Note 16 – Fair Value Measurements for further details.
Concentration of Credit Risk
The Company’s operating results are closely correlated with economic and budgetary actions of the U.S. Federal Government. Changes in any of these factors may significantly affect management’s estimates and the Company’s performance. The Company has a proven set of supply chain partners; however, it is subject to the same general delays and shortages that impact the global supply chain. The Company’s supply chain team works closely with these vendors to ensure that production timelines are met per customer requirements.
Approximately 96%, 93% and 90% of revenues for the years ended December 31, 2025, 2024 and 2023, respectively, were derived from one customer.
Revenue Recognition
The Company recognizes revenue in accordance with the five-step model under the Accounting Standards Codification (“ASC”) 606, Revenue from Contracts with Customers (“ASC 606”) which involves (i) identification of the contract(s), (ii) identification of performance obligations in the contract, (iii) determination of the transaction price, (iv) allocation of the transaction price to the previously identified performance obligations and (v) recognition of revenue as the performance obligations are satisfied.
The Company’s revenues are primarily derived from firm-fixed-price (“FFP”) contracts with both domestic U.S. Federal Government-controlled agencies as well as commercial customers and recognizes revenue for these arrangements over time. These contracts generally span several years in duration. Revenue arrangements where revenue is recognized at a point in time are immaterial as a percentage of total revenues to the consolidated financial statements.
A performance obligation is a promise in a contract to transfer a distinct good or service to the customer. A contract’s transaction price is allocated to each distinct performance obligation and recognized as revenue when the performance obligation is satisfied. The Company’s contracts with customers generally do not include a right of return relative to delivered products. In certain cases, contracts are modified to account for changes in the contract specifications or requirements. In most instances, contract modifications are accounted for as part of the existing contract as modifications take place when the Company is in process of completing a performance obligation.
The Company’s typical contracts include two performance obligations. The first performance obligation consists of the combined design, development, and integration of a specified number of satellites on payloads constituting a fully functional constellation of satellites once successfully launched in space, as well as the design, development, and delivery of the hardware and software components constituting a ground system missions control to strategically operate the satellites to obtain mission critical data. While acknowledging the assessment required significant judgment, the Company ultimately determined that the various promises constitute a single combined performance obligation because the Company deemed each promise to not be individually distinct within the context of the contract since the Company performs a

York Space Systems Inc.
Notes to Consolidated Financial Statements
(Dollars in thousands, except units and per unit amounts)
significant service of integrating the inputs into a combined output for which the customer has contracted: that is, a fully functional constellation of satellites that reports real-time information to the customer for strategic operations of the customer. Further, the Company concluded that the hardware and software developed for the customer and installed at the customer’s ground missions control are highly interdependent and highly interrelated with the satellites. The hardware and software serve as an interface to obtain the desired data from the constellation. The software enables the satellites to maneuver in space and communicate with each other and the ground systems in order to perform their intended function.
The second performance obligation consists of operations and maintenance services that operate the ground systems by sending instructions and commands to the satellites, obtaining data from the satellites, as well as maintenance and updates to the software. The Company concluded that these services constitute a series of daily time increments that are satisfied over time.
The customer’s contracts also typically include customer options to acquire additional operations and maintenance services. The pricing of these options is reflective of the standalone selling price for these services and therefore, does not provide the customer with a material right that would constitute a separate performance obligation. Instead, the options are accounted for only when the customer exercises the option to purchase the additional services.
For some contracts, the Company arranges for launch services from a third-party provider. As the Company does not obtain control of the services before they are provided to the customer, the Company concluded it is acting as an agent when arranging for launch services. Upon reviewing the indicators in ASC 606, the Company does not establish pricing for the services, rather, it is entitled to a fee for its arranging services. The Company also is not primarily responsible for the launch services and does not have inventory risk or procure the services without a customer lined up.
Once the Company identifies the performance obligations, it determines the transaction price, which includes estimating the amount of variable consideration to be included in the transaction price, if any. Typical contracts include variable consideration in the form of contingent milestone payments. The milestones are established at contract inception and outline the specifications and criteria that must be met for the Company to invoice the customer for the corresponding milestone payment. The Company utilizes the most likely approach to estimate variable consideration as most of the milestones have only two possible outcomes. The Company continuously considers the constraint guidance and typically does not constrain variable consideration as it deems it not probable that inclusion of the variable payments in the transaction price would result in a significant revenue reversal of cumulative revenue recognized to date for any single contract. The Company carefully establishes project milestones with consultation of its engineers and experts that have significant experience in achieving such milestones.
The Company allocates the transaction price to its identified performance obligation based upon their stand-alone-selling-price (“SASP”). Because the Company does not have observable SASP, it estimates SASP using a cost-plus-margin approach.
The Company recognizes revenue for its performance obligations over time as the Company’s performance creates an asset with no alternative use to the Company and the Company has an enforceable right to payment for performance completed to date (for the design and build of the satellites and ground systems performance obligation) and as the customer benefits as the Company performs (for the operations and maintenance services performance obligation).
For the design and build of the satellites and ground systems performance obligation, the Company recognizes revenue using the percentage-of-completion method (“POC”), based on the proportion of total costs incurred relative to total estimated costs at completion (“EAC”). An EAC includes all direct costs and indirect costs directly attributable to a contract or allocable based on the Company’s project cost pooling arrangements. The Company believes that this method represents the most faithful depiction of the Company’s performance because it directly measures value transferred to the customer. Contract estimates are based on various assumptions to project the outcome of future events that may span several years. These assumptions include, but are not limited to, the amount of time to complete the contract, including the assessment of the nature and complexity of the work to be performed; the cost and availability of materials; the availability of subcontractor services and materials; and the availability and timing of funding from the customer. The Company bears the risk of changes in estimates to complete on FFP contracts, which may cause profit levels to vary from period to period.

York Space Systems Inc.
Notes to Consolidated Financial Statements
(Dollars in thousands, except units and per unit amounts)
For the operations and maintenance services performance obligation, the Company recognizes revenue on a straight-line basis over time.
Contracts are often modified for changes in contract value, specifications or requirements, which may result in scope and/or price changes. Most of the Company’s contract modifications are for goods or services that are not distinct in the context of the contract and are therefore accounted for as part of the original performance obligation through a cumulative EAC adjustment.
Accounting for long-term contracts requires significant judgment relative to estimating total contract revenues and costs, in particular, assumptions relative to the amount of time to complete the contract, including the assessment of the nature and complexity of the work to be performed. The Company’s estimates are based upon the professional knowledge and experience of its engineers, program managers and other personnel, who review each long-term contract quarterly to assess the contract’s schedule, performance, technical matters and estimated cost at completion. If, at the time of the contract award or at any time during the life of a contract it becomes probable that total contract costs will exceed total contract revenue, the expected loss is recognized immediately in the consolidated statements of operations and comprehensive loss. A cumulative catch-up adjustment is recorded for changes in transaction price or estimate at completion during the period when such revisions occur.
For long-term contracts, the portion of the payments retained by the customer is not considered a significant financing component. At contract inception, the Company also expects that the lag period between the transfer of a promised good or service to a customer and when the customer pays for that good or service will not constitute a significant financing component. Many of the Company’s long-term contracts have milestone payments, which align the payment schedule with the progress towards completion on the performance obligation. On some contracts, the Company may be entitled to receive an advance payment, which is not considered a significant financing component because it is used to facilitate inventory demands at the onset of a contract and to safeguard the Company from the failure of the other party to abide by some or all of their obligations under the contract.
U.S. Federal Government Contracts
The Company has engineering and construction contracts with the U.S. Federal Government, which typically provide the customer with the unilateral right to cancel the contract whenever the federal buying agency deems the cancelation is in the public interest. Under a termination for convenience clause, the Company is entitled to recover all costs incurred to the termination date, plus other costs not recovered at termination (such as ongoing costs not able to be discontinued, for example, rental costs), as well as an allowance for profit or fee. The U.S. Federal Government also typically has the right to the goods produced and in process under the contract at the time of a termination. Approximately 97%, 95% and 94% of revenues for the years ended December 31, 2025, 2024 and 2023, respectively, were derived from projects contracted by the U.S. Federal Government.
Cost of Revenues
Cost of revenues consists primarily of direct material, subcontractor costs and labor costs, which include salaries, bonuses, and benefits directly attributable to fulfilling the Company’s obligations under customer contracts, and related overhead. Overhead costs primarily include allocable amounts of utilities, rent, depreciation and amortization expense on assets used directly in revenue-producing activities, indirect materials, and production and test administrative expenses.
Selling, General, and Administrative Expenses
Selling, general and administrative expenses consist of employee-related expenses for personnel in the Company’s executive, finance and accounting, facilities, legal, human resources, and information technology and securities functions, as well as other administrative employees. In addition, selling, general and administrative expenses include fees for legal, accounting, tax and audit services, software subscriptions, facilities, sales commissions, other corporate costs, depreciation and amortization, and marketing and advertising. The Company expenses advertising costs as incurred. Advertising costs

York Space Systems Inc.
Notes to Consolidated Financial Statements
(Dollars in thousands, except units and per unit amounts)
for the year ended December 31, 2025 were $3,418. Advertising costs for the year ended December 31, 2024 and 2023 were not material.

Research and Development Expenses
Research and development costs consist primarily of employee-related labor costs, software subscriptions, and supplies and materials for new product development. Research and development costs are expensed in the period incurred.

Transaction Costs
Transaction costs include finders fees, legal, accounting and other professional costs related to potential and closed acquisition activity, as well as non-recurring costs related to the Company's IPO that are not eligible to be deferred IPO costs. Costs related to the revision or issuance of new debt are recorded as deferred financing costs.

Income Taxes
The Company is taxed as a C-corporation under the provisions of the Internal Revenue Code. Under those provisions, the Company pays federal income taxes on its taxable income. Income taxes and uncertain tax positions are accounted for in accordance with ASC 740, Income Taxes (“ASC 740”). Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using the enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. All deferred tax assets and liabilities as presented as noncurrent. Valuation allowances on deferred tax assets are established when necessary to reduce deferred tax assets to the amount expected to be realized.
The tax benefits related to uncertain positions are recognized when the Company believes it is more likely than not that the position would be sustained if challenged. Tax positions meeting the more-likely-than-not recognition threshold are measured pursuant to the guidance set forth in ASC 740. Interest and penalties that may be incurred are recorded as a component of the Company’s income tax expense.
Management’s conclusions regarding uncertain tax positions may be subject to review and adjustment at a later date based upon ongoing analysis of tax laws, regulations and interpretations thereof as well as other factors.

Foreign Currency Translation
The Company’s consolidated financial statements are presented in U.S. dollars (“USD”). The operations of each of the Company’s entities are measured using the currency of the primary economic environment in which the subsidiary operates (“functional currency”). Assets and liabilities of foreign subsidiaries whose functional currency is the local currency are translated into U.S. dollars using period-end exchange rates. Revenues and expenses are translated at the average exchange rate in effect during each fiscal month during the year. The effects of foreign currency translation adjustments are included as a component of accumulated other comprehensive income (loss) in the accompanying consolidated balance sheets.

Accumulated Other Comprehensive Income (Loss)
Adjustments resulting from unrealized gains and losses on foreign currency translation adjustments are recorded in accumulated other comprehensive income (loss) in the accompanying consolidated balance sheets and consolidated statements of changes in redeemable preferred units and member’s capital.

Leases
The Company enters into lease arrangements for its operations and administrative offices in the normal course of business. The Company determines if an arrangement is or contains a lease at inception of the arrangement. An arrangement is determined to be a lease if it conveys the right to control the use of identified property and equipment for a period of time in exchange for consideration. Operating lease right-of-use assets are recognized as the present value of future lease payments over the lease term as of the commencement date, plus any lease payments made prior to commencement, and

York Space Systems Inc.
Notes to Consolidated Financial Statements
(Dollars in thousands, except units and per unit amounts)
less any lease incentives received. Operating lease liabilities are recognized as the present value of the future lease payments over the lease term as of the commencement date and are recorded in current and noncurrent liabilities in the consolidated balance sheets based on their contractual due dates. Operating lease expense is recognized based on the undiscounted future lease payments over the remaining lease term on a straight-line basis and is included in cost of revenues, selling, general, and administrative expenses, and research and development on the consolidated statements of operations and comprehensive loss.
Determinations with respect to lease terms (including any renewals and terminations), incremental borrowing rate used to discount lease payments, variable lease expense and future lease payments require the use of judgment based on the facts and circumstances related to each lease. As the Company’s leases do not provide an implicit rate, it uses the incremental borrowing rate based on the information available at commencement date in determining the present value of lease payments. The Company considers various factors, including economic incentives, intent, past history and business need, to determine the likelihood that a renewal option will be exercised. Lease and non-lease related components (maintenance, return of underlying asset, or costs to dismantle/remove the asset) are accounted for separately. Right-of-use assets are evaluated for impairment in accordance with the Company’s policy for impairment of long-lived assets.
Derivative Financial Instruments
The Company enters into foreign currency forward exchange contracts to economically hedge against the effects of foreign currency fluctuations on payables denominated in foreign currencies. These derivative instruments are accounted for at fair value and included in other assets or liabilities in the accompanying consolidated balance sheets. The Company does not designate its forward exchange contracts as hedges and, as a result, changes in their fair value are reported currently as other income (expense), net in the consolidated statement of operations and comprehensive loss.
The Company evaluates all of its financial instruments, including convertible notes and Class P Units, to determine if such instruments are derivatives or contain features that qualify as embedded derivatives. The Company applies significant judgement to identify and evaluate complex terms and conditions in these contracts and agreements to determine whether embedded derivatives exist. Embedded derivatives must be separately measured from the host contracts if all the requirements for bifurcation are met. The assessment of the conditions surrounding the bifurcation of embedded derivatives depends on the nature of the host contract. Bifurcated embedded derivatives are recognized at fair value, with changes in fair value recognized in the consolidated statements of operations and comprehensive loss at each reporting period end. Bifurcated derivatives are classified as a separate liability in the consolidated balance sheets. The Company’s derivative liability is related to the conversion features embedded in the Class P Units. See Note 14 – Member’s Capital and Temporary Equity for more information.
Equity-Based Compensation
The Company follows the guidelines of the Financial Accounting Standards Board ("FASB") Accounting Standards Codification Topic 718, Stock Compensation (“ASC 718”), for the accounting of share-based compensation. Effective May 2023, Holdings adopted a written compensatory benefit plan (“the Plan”) to provide incentives to existing or new employees, officers, managers, directors, and other service providers of the Company or its subsidiaries in the form of Incentive Units. The value of the Incentive Units is considered a capital contribution and is recognized by the Company in the same income statement line item as the cash compensation paid to employees receiving the Incentive Units. For the years ended December 31, 2025, 2024 and 2023, no expense was recognized.
Defined Contribution Plans
Employees participate in various defined contribution savings plans that provide for Company-matching contributions. Costs for future employee benefits are accrued over the periods in which employees earn the benefits. Total expense related to defined contribution plans was $1,704, $1,511 and $808 for the years ended December 31, 2025, 2024 and 2023, respectively, which approximates the cash outlays related to the plans.

York Space Systems Inc.
Notes to Consolidated Financial Statements
(Dollars in thousands, except units and per unit amounts)
Acquisitions
The Company utilizes the acquisition method of accounting in accordance with ASC 805, Business Combinations ("ASC 805"), for all transactions and events in which it obtains control over one or more other businesses (even if less than 100% ownership is acquired), to recognize the fair value of all assets acquired and liabilities assumed and to establish the acquisition date fair value as of the measurement date.
While the Company uses its best estimates and assumptions as part of the purchase price allocation process to accurately value assets acquired and liabilities assumed at the business combination date, the estimates and assumptions are inherently uncertain and subject to refinement. As a result, during the measurement period, which may be up to one year from the business combination date, the Company records adjustments to the assets acquired and liabilities assumed, with the corresponding offset to goodwill. For changes in the valuation of intangible assets between the preliminary and final purchase price allocation, the related amortization is adjusted in the period it occurs. Subsequent to the measurement period, any adjustment to assets acquired or liabilities assumed is included in operating results in the period in which the adjustment is identified. Transaction costs that are incurred in connection with a business combination, other than costs associated with the issuance of debt or equity securities, are expensed as incurred. The Company capitalizes acquisition-related costs and fees associated with asset acquisitions and immediately expenses acquisition-related costs and fees associated with business combinations.
Recently Adopted Accounting Standards
In September 2025, the FASB issued Accounting Standard Update ("ASU") 2025-07, “Derivatives Scope Refinements and Scope Clarification for Share-Based Noncash Consideration from a Customer in a Revenue Contract” (“ASU 2025-07”). This ASU expands the scope of contracts that are excluded from derivative accounting (i.e., measured at fair value through earnings) and clarifies the accounting by an entity that receives share-based noncash considerations (such as warrants or shares) from a customer that is consideration for the transfer of goods or services in a revenue contract. The Company adopted this ASU for the year-ended December 31, 2025 and applied it on a prospective basis to new contracts entered into during the annual period. The Company elected to early adopt this ASU. There was no impact to the consolidated financial statements as a result of this adoption.

In July 2025, the FASB issued ASU 2025-05, “Financial Instruments — Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets” (“ASU 2025-05”), which provides a practical expedient and an accounting policy election for estimating expected credit losses on current accounts receivable and contract assets arising from revenue transactions under ASC 606. ASU 2025-05 intends to simplify the application of the current expected credit loss (CECL) model for these financial assets. The practical expedient allows entities to assume that current conditions as of the balance sheet date will persist through the forecast period. The new guidance is effective for annual periods beginning after December 15, 2025, and interim periods within those annual periods, with early adoption permitted. There was no impact to the consolidated financial statements as a result of this adoption.

In March 2024, the FASB issued ASU 2024-01, “Compensation - Stock Compensation" (Topic 718) - Scope Application of Profits Interest and Similar Awards” (“ASU 2024-01”), which intends to improve clarity and operability without changing the existing guidance. ASU 2024-01 provides an illustrative example intended to demonstrate how entities that account for profits interest and similar awards would determine whether a profits interest award should be accounted for in accordance with Topic 718. The new guidance is effective for annual periods beginning after December 15, 2025, and interim periods within those annual periods. Entities can apply the guidance either retrospectively to all prior periods presented in the financial statements or prospectively to profits interest and similar awards granted or modified on or after the date of adoption. There was no impact to the consolidated financial statements as a result of this adoption.

In December 2023, the FASB issued ASU No. 2023-09, "Income Taxes (Topic 740): Improvements to Income Tax Disclosures" ("ASU 2023-09"). The ASU requires qualitative disclosures for rate reconciliation about specific categories of reconciling items and individual jurisdictions that result in a significant difference between the statutory tax rate and the effective tax rate. In addition, all entities are required to disclose income taxes paid, net of refunds received disaggregated by federal, state/local, and foreign, as well as by jurisdiction, if the amount is at least 5% of total income tax payments, net of refunds received. The new guidance is effective for annual periods beginning after December 15, 2025, with early

York Space Systems Inc.
Notes to Consolidated Financial Statements
(Dollars in thousands, except units and per unit amounts)
adoption permitted. An entity may apply the amendments in this ASU prospectively by providing the revised disclosures for the period ending December 31, 2025 and continuing to provide the pre-ASU disclosures for the prior periods or may apply the amendments retrospectively by providing the revised disclosures for all periods presented. As a result of this adoption, the Company has incorporated additional disclosures in Note 11 - Accounting for Income Taxes.

Note 3. Revenues
The table below presents revenues disaggregated by type for the following periods:

	Year ended
	December 31, 2025	December 31, 2024	December 31, 2023
Government	$372,836	$239,986	$224,478
Commercial and other	13,367	13,545	13,625
Total revenues	$386,203	$253,531	$238,103
Contract balances

	As of
	December 31, 2025	December 31, 2024
Contract assets	$76,809	$21,558

Contract liabilities	$110,275	$165,636

The increase in contract assets during 2025 was primarily driven by recognized revenue for services rendered that had not yet been billed to the customer during the year-ended December 31, 2025.
The decrease in contract liabilities during 2025 was primarily driven by the satisfaction of large performance obligations for services previously billed to the customer during the year ended December 31, 2025. Revenue recognized in the year ended December 31, 2025 that was included in the contract liability balance as of December 31, 2024 was $165,501. Revenue recognized in the year ended December 31, 2024 that was included in the contract liability balance as of December 31, 2023 was $93,119. Revenue recognized in the year ended December 31, 2023 that was included in the contract liability balance as of December 31, 2022 was $29,847.
The Company evaluates the contract value and EAC for performance obligations at least quarterly and more frequently when circumstances significantly change. Due to the nature of the work required to be performed on many of the Company’s performance obligations, the estimate of total revenue and cost at completion is complex, subject to many variables and requires significant judgment by management on a contract-by-contract basis. As part of this process, management reviews information including, but not limited to, labor productivity, the nature and technical complexity of the work to be performed, availability and cost volatility of materials, subcontractor and vendor performance, volume assumptions, inflationary trends, and schedule and performance delays. When the Company’s estimate of total costs to be incurred to satisfy a performance obligation exceeds the expected revenue, the Company recognizes the loss immediately. When the Company determines that a change in estimate has an impact on the associated profit of a performance obligation, the Company records the cumulative positive or negative adjustment to the statement of operations and comprehensive loss. Changes in estimates and assumptions related to the status of certain long-term contracts may have a material effect on the Company’s operating results.

York Space Systems Inc.
Notes to Consolidated Financial Statements
(Dollars in thousands, except units and per unit amounts)
The below table summarizes the favorable (unfavorable) impact of the net EAC adjustments for the following periods:

	Year Ended
	December 31, 2025	December 31, 2024	December 31, 2023
Net EAC adjustments, before income taxes	$(11,120)	$(22,916)	$(824)
Net EAC adjustments, net of income taxes	(9,870)	(18,237)	(355)
Net EAC adjustments, net of income taxes, per basic and diluted share	$(0.10)	$(0.19)	$0.00
The net unfavorable EAC adjustments in 2025 were primarily due to additional unplanned labor, materials and subcontractor costs required to meet customer requirements in the Company’s sale of satellites, launch procurement services and ground segment services. The net unfavorable EAC adjustments in 2024 were primarily due to changes in estimated total transaction price resulting from contract modifications and additional unplanned labor, materials and subcontractor costs. The net EAC adjustments in 2023 were primarily due to unplanned labor, materials and overhead costs.

Remaining Performance Obligations
As of December 31, 2025, the aggregate amount of the transaction price allocated to remaining performance obligations was $542,557. The Company expects to recognize over 70% of its remaining performance obligations as revenue within the next 12 months and the balance thereafter.
Deferred Contract Costs
The following table provides information about capitalized contract costs:

	December 31, 2025	December 31, 2024
Capitalized commissions, net	$6,661	$12,661

Sales commissions earned by the Company’s sales force are considered incremental and recoverable costs of obtaining a contract. These costs are capitalized and amortized over the life of the contract consistent with the pattern of transferring the goods to the customer. Amortization of sales commissions is included in selling, general and administrative expenses in the accompanying consolidated statements of operations and comprehensive loss and totaled $5,748, $5,274 and $6,629 for the years ended December 31, 2025, 2024 and 2023, respectively. Unpaid sales commissions expected to be paid within the next twelve months are deferred and recorded as deferred commissions, current on the accompanying consolidated balance sheets. Unpaid sales commissions expected to be paid greater than a period of twelve months are classified as deferred commissions, less current portion on the accompanying consolidated balance sheets.

Loss Contracts
The Company recognizes a contract loss when the current estimate of the consideration expected to be received is less than the current estimate of total estimated costs to complete the contract. For purposes of determining the existence or amount of a contract loss, the Company considers total contract consideration, including any variable consideration constrained for revenue recognition purposes. The Company may experience favorable or unfavorable changes to contract losses from time to time due to changes in estimated contract costs and modifications that result in changes to contract prices. The Company recorded losses of $2,554, $12,036 and $2,187 for the years ended December 31, 2025, 2024 and 2023, respectively, within cost of revenues in the accompanying consolidated statements of operations and comprehensive loss.
Note 4. Acquisition
ATLAS Space Operations Acquisition

York Space Systems Inc.
Notes to Consolidated Financial Statements
(Dollars in thousands, except units and per unit amounts)

On June 9, 2025, the Company invested in preferred equity of ATLAS Space Operations, Inc. (“ATLAS”), representing an approximate 5% equity interest. ATLAS is a leading provider of Ground Software-as-a-Service (GSaaS) solutions for space-based communication and global connectivity headquartered in Traverse City, MI. Through a series of common control transactions contemplated in the Agreement and Plan of Merger and effected on August 29, 2025, ownership of ATLAS was transferred to the Company.

Consideration for this acquisition was $85,839, which consisted of $1,501 in cash (including $1,251 in seller transaction expenses, and $250 escrow holdback) and $78,588 in equity consideration in the form of Holdings common units. The fair value of these units was determined by the Company with the assistance of a third-party valuation. The fair value of preferred equity held by the Company from the initial investment in ATLAS was $5,750 which was included in the total consideration. The fair value of this investment was determined using a 1.15x liquidation preference and the resulting gain of $750 is included in other income (expense), net on the consolidated statement of operations and comprehensive loss for the year ended December 31, 2025.

The Company incurred $7,084 of acquisition-related expenses, which are recorded in transaction costs on the consolidated statement of operations and comprehensive loss for the year ended December 31, 2025. These expenses include legal and advisory fees paid at closing, deal fees, and other related expenses. Additionally, the expenses included $1,238 of retention equity awards issued in connection with the acquisition.

The acquisition was accounted for as a business combination under the acquisition method of accounting. Accordingly, the assets and liabilities acquired were recorded at their estimated fair values. The determination of fair value was based on management’s analysis with the assistance of an independent third-party valuation firm. The excess purchase price resulting in goodwill is primarily attributable to ATLAS’s acquired workforce and expected synergies. None of the goodwill is expected to be deductible for income tax purposes. The results of operations from the ATLAS Acquisition were included in the consolidated financial statements from the date of acquisition.

The following table summarizes the provisional fair values of the assets acquired and liabilities assumed. Provisional fair value measurements were made for assets acquired and liabilities assumed. Adjustments to those measurements may be made in subsequent periods, up to one year from the date of acquisition, as the Company continues to evaluate the information necessary to complete the analysis.

York Space Systems Inc.
Notes to Consolidated Financial Statements
(Dollars in thousands, except units and per unit amounts)

Allocation of Purchase Price	Amount
Cash and cash equivalents	$404
Accounts receivable	833
Prepaid expenses and other current assets	55
Fixed assets	3,995
Right of use assets	2,252
Trademark	600
Technology	12,300
Customer relationships	11,300
Deferred income tax asset	4,601
Total identifiable assets acquired	$36,340

Accounts payable and accrued expenses	$(7,208)
Notes payable - short term	(1,500)
Contract Liabilities	(570)
Operating lease liabilities, current	(830)
Operating lease liabilities, less current portion	(1,415)
Notes Payable - long term	(2,232)
Other liabilities	(7)
Total liabilities assumed	(13,762)
Net identifiable assets acquired	22,578
Goodwill	63,261
Fair value of net assets acquired	$85,839

The acquired intangible assets are expected to have useful lives ranging from 5 to 20 years. Their provisional fair values were determined using income-based valuation methodologies, including the multi-period excess earnings method (“MPEEM”) and the relief-from-royalty method, applying discount rates between 9% and 12%. These models reflect management’s estimates of future cash flows, operating performance, and economic conditions.

Note 5. Prepaid expenses and other current assets
The components of prepaid expenses and other current assets consist of the following:

	December 31, 2025	December 31, 2024
Prepaid expenses	25,342	51,350
Income tax receivable	—	177
Notes receivable	5,386	—
Other	750	118
Prepaid expenses and other current assets	$31,478	$51,645

York Space Systems Inc.
Notes to Consolidated Financial Statements
(Dollars in thousands, except units and per unit amounts)

Note 6. Fixed Assets, net
Fixed assets, net consists of the following:

	December 31, 2025	December 31, 2024
Leasehold improvements	$17,417	$16,386
Orbiting satellites	5,793	5,793
Machinery and equipment	17,407	6,648
Computer equipment	5,609	4,826
Software	2,701	2,516
Furniture and fixtures	3,907	3,665
Construction in process	12,559	5,097
Total fixed assets, at cost	65,393	44,931
Less: Total accumulated depreciation	(19,100)	(9,819)
Total fixed assets, net	$46,293	$35,112
Depreciation and amortization expense was $9,045, $7,772 and $4,509 for the years ended December 31, 2025, 2024 and 2023, respectively. There was no impairment recognized related to fixed assets during the years ended December 31, 2025, 2024 or 2023.
Note 7. Goodwill and Intangible Assets
The changes in the carrying amount of goodwill are as follows:

Amount
Balance at December 31, 2023	$610,873
Additions	—
Effect of foreign currency translation	(41)
Balance at December 31, 2024	$610,832
Goodwill acquired in connection with the ATLAS acquisition	63,261
Effect of foreign currency translation	169
Balance at December 31, 2025	$674,262
There was no impairment recognized related to goodwill during the years ended December 31, 2025, 2024 and 2023.

York Space Systems Inc.
Notes to Consolidated Financial Statements
(Dollars in thousands, except units and per unit amounts)
Intangible assets, net consist of the following:

	December 31, 2025
	Weighted Average Useful Life	Gross carrying amount	Accumulated Amortization	Net carrying amount
Finite-lived intangible assets
Developed technology	9.9	$265,031	$(81,571)	$183,460
Customer relationships	20	253,635	(38,525)	215,110
Trade names	5.2	12,328	(7,331)	4,997
Licenses	9.8	5,254	(896)	4,358
Total finite-lived intangible assets		$536,248	$(128,323)	$407,925

	December 31, 2024
	Weighted Average Useful Life	Gross carrying amount	Accumulated amortization	Net carrying amount
Finite-lived intangible assets
Developed technology	9.9	$251,477	$(55,207)	$196,270
Customer relationships	20	242,270	(26,134)	216,136
Trade names	5.2	11,676	(4,977)	6,699
Licenses	9.8	5,232	(342)	4,890
Total finite-lived intangible assets		$510,655	$(86,660)	$423,995
There was no impairment recognized related to intangible assets during the years ended December 31, 2025, 2024 and 2023, respectively. Amortization expense of intangible assets for the years ended December 31, 2025, 2024 and 2023, is $41,295, $40,300 and $39,885, respectively, and is recorded in cost of revenues and selling, general and administrative expenses in the consolidated statements of operations and comprehensive loss. Estimated future amortization expense for finite-lived intangibles is as follows:

Years ending December 31	Amount
2026	$42,408
2027	42,038
2028	39,742
2029	39,533
2030	39,024
Thereafter	205,180
Total future amortization expense on intangible assets	$407,925
Note 8. Financing Arrangements
Term Loan Facility
On October 22, 2022, the Company entered into a $150,000 secured credit facility (the “Original Term Loan Facility”) with CO Finance LVS XXIII LLC (“Lender”). The Original Term Loan Facility had a maturity date of November 10, 2027, and bore interest at a rate of Secured Overnight Financing Rate (“SOFR”), plus a margin of 9.00%. There was no scheduled amortization on the Original Term Loan Facility, with the entire amount payable at maturity. On June 15, 2023, the Company entered into Amendment #1 of the Original Term Loan Facility (the “First Amendment”). The First Amendment provided an incremental $50,000 to the initial $150,000 Original Term Loan Facility, collectively (the “Original Term Loan Facility”). Of the incremental amount, $35,000 (“First Amendment Loans”) was funded by the Lender, while $15,000 (“Last Out Loans”) was funded by two related parties (refer to Note 13 - Related Parties). The First

York Space Systems Inc.
Notes to Consolidated Financial Statements
(Dollars in thousands, except units and per unit amounts)
Amendment Loans had the same terms and conditions as the Original Term Loan Facility. The Last Out Loans also had the same terms and conditions as the Original Term Loan Facility, with two exceptions – (i) the Last Out Loans were not repaid until the Original Term Loan Facility and First Amendment Loans had been fully repaid, and (ii) the Last Out Loans had paid-in-kind (“PIK”) interest. All obligations under the Original Term Loan Facility were guaranteed by certain subsidiaries of the Company and were secured by substantially all of the Company's assets.

In November 2025, the Company entered into a new credit agreement with various lenders and used the proceeds to pay off and terminate the Original Term Loan Facility, First Amendment Loans and Last Out Loans in full prior to their scheduled maturity. The Company recognized a loss on extinguishment of debt of approximately $2,201, which consisted of the write-off of unamortized debt issuance costs.

Credit Agreement

In November 2025, the Company entered into a credit agreement with various lenders (the “Lenders”) and Wells Fargo Bank, National Association (“Wells Fargo”), which was amended on November 21, 2025 (as amended, the “Credit Agreement”). Pursuant to the Credit Agreement the Lenders agreed to extend term loan commitments in an aggregate principal amount of $150,000 (the “Term Loan Facility”) and revolving loan commitments in an aggregate principal amount of $150,000 (the “Revolving Facility”). The Credit Agreement is set to mature on November 14, 2028. The Company used cash on hand and the net proceeds from the Credit Agreement to repay the Original Term Loan Facility, First Amendment Loans and Last Out Loans and for working capital needs.

The Company incurred issuance costs of approximately $2,618, consisting of lender and third-party fees, which were allocated between the Term Loan Facility and Revolving Facility in proportion to their commitment amounts. Issuance costs related to the Term Loan Facility are presented as a direct reduction from the carrying amount of the Term Loan Facility and will amortize using the effective interest method over the expected life of the Term Loan Facility. Issuance costs related to the Revolving Facility are presented as deferred assets on the face of the financial statements and will amortize on a straight-line basis over the term of the Revolving Facility.

The Term Loan Facility requires principal payments equal to 0.625% of the aggregate principal amount on the last day of each fiscal quarter until December 31, 2026 and at 1.250% of the aggregate principal amount on the last day of each fiscal quarter until September 30, 2028. Borrowings under the Credit Agreement bear interest at a floating rate on the unpaid principal amount thereof equal to (i) initially, (x) 3.50% per annum (or 3.00% per annum following a qualified IPO), in the case of Term SOFR Loans and (y) 2.50% per annum (or 2.00% per annum following a qualified IPO), in the case of ABR Loans, (ii) on and after the Leverage Covenant Toggle Date (as defined in the Credit Agreement) but prior to the consummation of any qualified IPO, the applicable rate per annum set forth in the pricing grid below under the caption “Term SOFR Margin” or “ABR Margin,” as the case may be, based upon the Total Net Leverage Ratio (as defined in the Credit Agreement) as of the end of the fiscal quarter:

Level	Total Net Leverage Ratio	Term SOFR Margin	ABR Margin
I	If the Total Net Leverage Ratio is greater than 3.00:1.00	2.75%	1.75%
II	If the Total Net Leverage Ratio is less than or equal to 3.00:1.00 and greater than 2.00:1.00	2.50%	1.50%
III	If the Total Net Leverage Ratio is less than or equal to 2.00:1.00	2.25%	1.25%

York Space Systems Inc.
Notes to Consolidated Financial Statements
(Dollars in thousands, except units and per unit amounts)

The Credit Agreement contains financial covenants, such as a minimum revenue covenant and a minimum liquidity covenant. All obligations under the Credit Agreement are secured by substantially all of the Company’s assets and guaranteed by certain subsidiaries.

As of December 31, 2025, the Company had outstanding borrowings of $150,000 under the Term Loan Facility and no outstanding borrowings under the Revolving Credit Facility, with $150,000 available capacity.

The following table presents the Company's outstanding debt:

	As of
	December 31, 2025	December 31, 2024
Term Loan Facility	$150,000	$—
Original Term Loan Facility	—	200,000
Total debt	150,000	200,000
Less: unamortized discounts and issuance costs	(1,288)	(2,967)
Total debt, net	148,712	197,033
Less: current portion of long-term debt	3,750	—
Total long-term debt, net	$144,962	$197,033

The following table presents interest expense and amortization of debt issuance costs recognized for the years ended December 31, 2025, 2024 and 2023:

	Year Ended
	December 31, 2025	December 31, 2024	December 31, 2023
Contractual interest expense	$25,739	$29,122	$25,320
Amortization of debt issuance costs	880	773	834
Total interest expense	$26,619	$29,895	$26,154
The Company was in compliance with all financial debt covenants as of December 31, 2025.
Aggregate Maturities

The aggregate maturities of all debt at December 31, 2025 are as follows:

Years ending December 31	Amount
2026	$3,750
2027	7,500
2028	138,750
$150,000

York Space Systems Inc.
Notes to Consolidated Financial Statements
(Dollars in thousands, except units and per unit amounts)
Note 9. Accounts Payable and Accrued Expenses
Accounts payable and accrued expenses were comprised of the following:

	December 31, 2025	December 31, 2024
Accounts payable	$30,959	$29,465
Accrued project costs	35,085	14,239
Accrued interest	561	3,334
Payroll and benefits accrual	1,563	2,387
Other	190	1,174
Total accounts payable and accrued expenses	$68,358	$50,599

Note 10. Leases
The Company has several noncancellable operating leases primarily for warehouses and office space that expire at various dates through July 2036. The Company leases all of its real estate under non-cancelable operating lease agreements. All of the Company’s leases are classified as operating for the years ended December 31, 2025, and 2024. These leases contain renewal options for periods ranging from two to ten years. Because the Company is not reasonably certain to exercise these renewal options, the options are not considered in determining the lease term and associated potential option payments are excluded from lease payments. The Company’s leases generally do not include termination options for either party to the lease or restrictive financial or other covenants. Payments due under the lease contract include fixed payments plus, for many of the Company’s leases, variable payments. For office space leases that include variable payments, those include payments for the Company’s proportionate share of the building’s property taxes, insurance, and common area maintenance.
The following table presents lease expense recognized during the years ended December 31, 2025, 2024 and 2023, respectively:

	Year ended
	December 31, 2025	December 31, 2024	December 31, 2023
Operating lease costs	$5,981	$5,610	$4,884
Variable lease costs	2,128	2,006	1,816
Short-term lease costs	838	220	143
Total lease costs	$8,947	$7,836	$6,843
Total lease costs are included in selling, general and administrative expenses, cost of revenues, and research and development on the consolidated statements operations and comprehensive loss.

York Space Systems Inc.
Notes to Consolidated Financial Statements
(Dollars in thousands, except units and per unit amounts)
The following table presents other supplemental information related to the Company’s leases:

	Year Ended
	December 31, 2025	December 31, 2024
Cash paid for lease liabilities	$7,960	$7,130
Right of use assets obtained in exchange for new lease liabilities	6,113	842
Weighted average remaining lease term (in years)	6.2	6.9
Weighted average discount rate	12.4%	13.2%
The table below reconciles the undiscounted future minimum lease payments (displayed by year and in the aggregate) under non-cancelable operating leases with terms of more than one year to the total operating lease liabilities recognized on the consolidated balance sheet at December 31, 2025.

Years Ending December 31,	Amount
2026	6,335
2027	6,412
2028	5,945
2029	5,833
2030	5,841
Thereafter	8,390
Total undiscounted lease payments	$38,756
Less: Imputed Interest	(12,335)
Total Lease liabilities	$26,421

Note 11. Accounting for Income Taxes

Loss Before Income Taxes
The provision for income taxes was computed based on loss from continuing operations before income taxes for the years ended December 31, 2025, 2024 and 2023, respectively. The sources of income (loss) from continuing operations before income taxes are:

	Year Ended
	December 31, 2025	December 31, 2024	December 31, 2023
United States	$(101,745)	$(124,124)	$(74,253)
Foreign	6,505	(164)	5,491
Loss from continuing operations before income taxes	$(95,240)	$(124,288)	$(68,762)

York Space Systems Inc.
Notes to Consolidated Financial Statements
(Dollars in thousands, except units and per unit amounts)
The components of the Company’s income tax benefit were as follows:

	Year ended
	December 31, 2025	December 31, 2024	December 31, 2023
Current
Federal	$—	$(4,914)	$7,650
State and local	(2,679)	(2,810)	6,678
Foreign	1,608	723	948
Total current (benefit) expense	(1,071)	(7,001)	15,276
Deferred
Federal	(3,612)	(18,299)	(46,423)
State and local	(6,991)	826	(8,276)
Foreign	971	(903)	317
Total deferred (benefit) expense	(9,632)	(18,376)	(54,382)
Total income tax (benefit) expense	$(10,703)	$(25,377)	$(39,106)
A reconciliation of the provision for income taxes computed by applying the 21% statutory U.S. income tax rate to the income before income taxes after the adoption of ASU 2023-09 is as follows:

	Year ended December 31, 2025
	Tax Effect	Rate Effect

Federal statutory income tax rate	(20,000)	21.00%
State and local income taxes, net of Federal income tax effects (1)(2)	(9,126)	9.57%
Foreign tax effects	924	(0.97%)
Tax credits	(14,269)	14.98%
Changes in valuation allowances	30,206	(31.72%)
Non-taxable or non-deductible items
Non-deductible expenses - US	992	(1.04%)
Non-taxable income - US	(158)	0.17%
Changes in unrecognized tax benefits	—	—%
Other	728	(0.76%)
Effective tax rate	(10,703)	11.23%
(1) State taxes in Colorado and Florida made up the majority (greater than 50%) of the tax effect in this category.
(2) State and local income taxes includes the cumulative effects of changes in U.S. state apportionment.
The reconciliation of taxes at the federal statutory rate to our provision for (benefit from) income taxes for the years ended December 31, 2024 and 2023 in accordance with the guidance prior to the adoption of ASU 2023-09 is as follows:

York Space Systems Inc.
Notes to Consolidated Financial Statements
(Dollars in thousands, except units and per unit amounts)

	Year ended
	December 31, 2024	December 31, 2023
Income tax rates
Federal statutory income tax rate	21.00%	21.00%
State, net of federal benefit	1.26%	1.84%
Foreign rate differential	0.12%	(0.16%)
Research credits	18.80%	44.39%
Uncertain tax positions	(6.11%)	(23.95%)
Non-deductible transaction related expenses	—%	14.05%
Other	(0.82%)	(0.30%)
Valuation allowance	(13.84%)	—%
Effective tax rate	20.41%	56.87%

The deferred tax liability is comprised of the following:

	Year ended
	December 31, 2025	December 31, 2024
Capitalized research costs	80,026	53,959
Accruals and other	415	2,107
Credits	43,085	29,892
Lease liability	5,640	6,291
163(j) limitation	29,272	36,823
Net operating losses and other carryforwards	62,042	39,410
Valuation allowance	(51,033)	(18,071)
Deferred tax assets	169,447	150,411
Basis difference in intangibles	(85,054)	(111,797)
Basis difference in fixed assets	(764)	(1,290)
ROU asset	(5,268)	(5,888)
Contract revenue	(83,001)	(51,395)
Other Reserves	(1,456)	—
Deferred tax liabilities	(175,543)	(170,370)
Net deferred tax liability	$(6,096)	$(19,959)

As of December 31, 2025, the Company has federal and state research and development credit carryforwards of $42,269 and $816, respectively. As of December 31, 2024, the Company had federal and state research and development credit carryforwards of $29,099 and $1,034, respectively. The federal credits begin to expire in 2042 and state credits begin to expire in 2026. As of December 31, 2025, the Company has federal and state net operating losses of $291,148 and $16,392, respectively, which carryforward indefinitely for federal purposes and are subject to varying expiration for state purposes. The federal NOLs are subject to the 80% taxable income utilization limitation under current tax law.

The deferred income tax assets have been offset by a valuation allowance, as realization is dependent on future earnings, if any, the timing and amount of which are uncertain. The net valuation allowance increased by $32,962 from December 31, 2024 to December 31, 2025.

York Space Systems Inc.
Notes to Consolidated Financial Statements
(Dollars in thousands, except units and per unit amounts)
The Company’s accounting for deferred taxes involves the evaluation of a number of factors concerning the realizability of its net deferred tax assets. The Company primarily considered such factors as its history of operating losses, the nature of the Company’s deferred tax assets, and the timing, likelihood, and amount, if any, of future taxable income during the periods in which those temporary differences and carryforwards become deductible. At present, the Company does not believe that it is more likely than not that a portion of the deferred tax assets will be realized; accordingly, a valuation allowance has been established.
The changes in the Company's valuation allowance for deferred tax assets were as follows:

December 31, 2023	$—
Charged to income tax expense	18,071
Charged to other accounts	—
December 31, 2024	$18,071
Charged to income tax expense	30,022
Charged to other accounts	2,940
December 31, 2025	$51,033
The cash income tax payments, net of refunds, were as follows:

December 31, 2025
Federal	$—
State
Colorado	(2,702)
Other	7
South Africa	1,102
Worldwide	$(1,593)
Cash taxes paid, net of refunds received, for the years ended December 31, 2024 and 2023 were $50 and $4,509, respectively.
The Company recognizes a tax benefit from uncertain tax positions when it is more-likely-than-not that the position will be sustained upon examination, including resolutions of any related appeals or litigation processes, based on the technical merits.

A reconciliation of the change in the unrecognized tax benefits balance for the years ended 2025 and 2024 is as follows:

	Year ended
	December 31, 2025	December 31, 2024
Unrecognized tax benefits, beginning of period	$25,529	$17,073
Increase (decrease) for tax positions taken related to a prior period	291	4,429
Increase (decrease) for tax positions taken related to current period	7,620	4,027
Settlements with tax authorities	—	—
Reductions due to statute of limitations	—	—
Unrecognized tax benefits, end of period	$33,440	$25,529
The Company does not expect a significant change in its uncertain tax positions over the next twelve months.

York Space Systems Inc.
Notes to Consolidated Financial Statements
(Dollars in thousands, except units and per unit amounts)
The Company is subject to tax and files returns in the U.S. and various state and foreign jurisdictions. The tax returns filed in previous years are subject to audit by various federal, foreign, and state taxing authorities. As of December 31, 2025, tax years prior to 2020 are no longer subject to audit. The Company recognizes interest and penalties related to unrecognized tax benefits as a component of income tax (benefit) expense in the consolidated statements of operations. As of December 31, 2025, the Company had accrued no interest or penalties.
Note 12. Commitments and Contingencies
The Company may be involved in legal proceedings from time to time. The Company has assessed its positions and is of the opinion that, currently, the ultimate resolution of such matters will not have a material adverse effect on the results of operations, cash flows or the financial position of the Company.
Note 13. Related Parties
The related party transactions for the Company are as follows:
AEI Transaction
In November 2022, AE Industrial Partners and certain co-investors, through their ownership of Holdings acquired the Company’s primary operating entity, York LLC (this transaction hereafter referred to as the “AEI Transaction”). AE Industrial Partners was the controlling shareholder of Holdings, prior to the Holdings Liquidation.
Following the AEI Transaction, AE Industrial Partners provided $8,581, $2,051 and $1,000 of consulting to the Company for the years ended December 31, 2025, 2024 and 2023, respectively. An amended agreement was executed in connection with the Company's IPO which provides for the Company to pay a consulting fee of $2,400 per year. The amended agreement expires the earlier of January 2028 or when AE Industrial Partners beneficially owns less than 10% of the outstanding shares of the Company's common stock. These consulting fees are recorded in selling, general and administrative expenses on the consolidated statements of operations and comprehensive loss.

Vendor Purchases

The Company contracted with a vendor in which one of the Company’s employees is a shareholder to provide software engineering services to the Company. During the years ended December 31, 2025, 2024 and 2023, the Company paid approximately $1,100, $1,167 and $2,100, respectively, to this vendor for these services.
The Company contracted with a design studio owned by one of the Company's officers and his spouse and managed by the spouse to design, furnish and build out the offices and manufacturing areas for its new facilities. During the years ended December 31, 2025, 2024 and 2023, the Company paid approximately $296, $273 and $2,072, respectively, for these services.

Lending
As part of the First Amendment, $5,000 and $10,000 of the $15,000 Last Out Loans borrowed were provided by two Company officers, respectively. In November 2025, the Company paid off the $15,000 Last Out Loans in full.

York Space Systems Inc.
Notes to Consolidated Financial Statements
(Dollars in thousands, except units and per unit amounts)
Note 14. Member’s Capital and Temporary Equity
As of December 31, 2025 and 2024, the common units of Midco II, Class P Units of Midco II, common units of Midco I and Redeemable preferred units of Midco I outstanding are as follows:

	Authorized as of December 31,		Held by Member as of December 31,
	2025	2024	2025	2024
Common units - Yellowstone Midco Holdings II, LLC	50,000,000	—	50,000,000	—
Class P units - Yellowstone Midco Holdings II, LLC	240,956,348	—	240,956,348	—
Common units - Yellowstone Midco Holdings, LLC	—	1,078,929,080	—	1,078,929,080
Redeemable preferred units - Yellowstone Midco Holdings, LLC	—	56,619,831	—	56,619,831

Structure Prior to the Common Control Reorganization

On March 31, 2023, the Company entered into the Second Amended and Restated LLC Agreement (the "Midco I LLC Agreement"). The Midco I LLC Agreement authorized Midco I to issue both common units and Redeemable preferred units. Pursuant to the Midco I LLC Agreement, Midco I issued an additional 291.9 million common units to Holdings pursuant to a recapitalization and an additional 15.0 million common units were issued for the purchase of Emergent. The Holders of common units were entitled to dividends when and if declared by the Board. There have been no distributions declared to date.

In 2025, Holdings also subscribed to an additional 25.0 million Redeemable preferred unit at a price of $1.00 per unit. The Redeemable preferred units entitled holders to certain voting rights, preferred yield at the rate of 12.5% per annum and distribution rights.

Prior to the Common Control Reorganization, Holdings owned all of the common units and Redeemable preferred units authorized and outstanding. All of the common units and Redeemable preferred units were converted to common shares of the Company in connection with the Company's IPO in January 2026.

Structure Subsequent to the Common Control Reorganization

Common units

Upon formation on September 4, 2025, Midco II entered into a Limited Liability Company Agreement (the “LLC Agreement”), pursuant to which Midco II issued 100 common units to Holdings for no consideration. From formation until October 3, 2025, Holdings owned 100 common units of Midco II, representing 100% of the common units authorized and outstanding of Midco II. In connection with the Common Control Reorganization on October 3, 2025, all of the outstanding equity of Midco I, including both Redeemable preferred and common units, was contributed to Midco II in exchange for 50 million common units of Midco II and, as a result, Midco I became a wholly owned subsidiary of Midco II. Additionally, Midco II entered into an “Amended and Restated LLC Agreement” with Holdings, pursuant to which (i) the Company was authorized to issue from time to time, subject to Board approval, additional common units and Class P Units (as defined below), (ii) the Company issued 50 million common units to Holdings and (iii) all authorized and outstanding common units issued prior to October 3, 2025 and owned by Holdings were cancelled and forfeited for no consideration. As of December 31, 2025, Holdings owned all authorized and outstanding common units of the Company.

Class P Units

York Space Systems Inc.
Notes to Consolidated Financial Statements
(Dollars in thousands, except units and per unit amounts)
In the fourth quarter of 2025, Midco II issued and sold an aggregate of approximately 241.0 million Class P Units (the “Class P Units”) to investors, including funds affiliated with AE Industrial Partners. The Class P Units contained redemption features that were not solely within the control of the Company. As a result, the Class P Units were classified as temporary equity.

The Class P Units were automatically convertible (in substance share-settled redemption) upon a Qualified IPO, which requires bifurcation. The Company recorded the Class P Units initially at its issuance price of $241,019, net of issuance costs of $5,319 and net of the initial value of the bifurcated derivative liability of $93,127. The Class P Units were subsequently remeasured by accreting the changes in the redemption value over the period from the date of issuance to the earliest date that the instrument would become redeemable (i.e., the fifth anniversary of the issuance date) using the interest method including the accrued and cumulative unpaid dividends. The bifurcated derivative was initially recorded at fair value upon issuance of the Class P Units and subsequently remeasured with changes in fair value through earnings. Refer to Note 16 – Fair Value Measurement for more information on the estimate of fair value of the derivative liability. All of the Class P Units converted into shares of the Company's common stock in connection with the IPO.

Note 15. Incentive Unit Employee Equity Plan
Under the Plan, Incentive Units were divided into three tranches (“Tranche I,” “Tranche II,” and “Tranche III”): Tranche I, Tranche II, and Tranche III Incentive Units were subject to performance-based, service-based, and market-based conditions, including related to the sale of the Company, continued employment provisions and internal targeted rates of return.
The Incentive Units were measured at their grant date fair value. Share-based compensation for awards with performance conditions was based on the probable outcome of the related performance condition. The vesting for each tranche of the Incentive Units was contingent on the sale of the Parent. As such events were not considered probable, no compensation expense was recognized for the years ended December 31, 2025, 2024 or 2023 respectively.
The table below presents the activity of Incentive Units:

	Incentive Units Outstanding	Weighted Average Grant Date Fair Value
Nonvested as of December 31, 2023	61,529,875	$0.32
Granted	12,261,389	0.50
Vested	—	—
Forfeited	—	—
Nonvested as of December 31, 2024	73,791,264	$0.35
Granted	15,382,470	0.59
Vested	—	—
Forfeited	—	—
Nonvested as of December 31, 2025	89,173,734	$0.39

In connection with our IPO, the Incentive Units were canceled and were replaced with shares of common stock that are subject to time based vesting provisions. Refer to Note 19 – Subsequent Events for additional information.

Note 16. Fair Value Measurements
The carrying amounts of the Company’s financial instruments, which include cash and cash equivalents, accounts receivable, and accounts payable and accrued expenses, are reflected on the consolidated balance sheets at amounts that

York Space Systems Inc.
Notes to Consolidated Financial Statements
(Dollars in thousands, except units and per unit amounts)
approximate fair value because of their short-term maturities. The carrying amount of the debt is reflected on the consolidated balance sheets at an amount that approximates fair value as interest incurred is variable based on market rates.
Derivatives Financial Instruments
The following tables represent the fair value hierarchy for the financial assets and liabilities measured at fair value as of December 31, 2025.

Description	Level 1	Level 2	Level 3
Assets
Foreign exchange derivative instruments	$—	$643	$—
Total financial assets	$—	$643	$—

Liabilities
Derivative liability associated with Class P units	$—	$—	$93,411
Total financial liabilities	$—	$—	$93,411
Foreign exchange derivative instruments
The Company economically hedges certain portions of exposure to foreign currency exchange risk by entering into derivative transactions. The derivative instruments are recognized as either prepaid expenses and other current assets or accounts payable and accrued expenses on the consolidated balance sheet at estimated fair value. The Company recognizes amounts subject to master netting arrangements on a gross basis in the consolidated balance sheet. The Company did not enter into any derivative arrangements and did not have any recurring fair value measurements as of December 31, 2024.
The Company’s derivative financial instruments are valued based on an income approach (discounted cash flow) using market observable inputs, including swap curves and both forward and spot exchange rates for currencies.

The aggregate notional value of these contracts was $8,800 at December 31, 2025 and $0 at December 31, 2024.

Class P Units

As discussed in Note 14 – Member’s Capital and Temporary Equity, the automatic conversion (in substance share-settled redemption) feature of the Class P Units upon a Qualified IPO require bifurcation pursuant to ASC 815. As a result, the Company bifurcated the Class P Units between (i) the host contract, and (ii) the bifurcated derivative liability. The proceeds from issuance were first allocated to the fair value of the bifurcated derivative with the residual being allocated to the host contract. The bifurcated derivative is remeasured to fair value at each reporting period with changes in fair value recorded in the consolidated statement of operations and comprehensive loss.

As of December 31, 2025, the derivative liability for the Class P Units was remeasured to fair value of $93,411. The Company recognized a loss of $284 for the year ended December 31, 2025 in other income (expense), net in the consolidated statements of operations and comprehensive loss.

The Company estimated the fair value of the derivative liability using the “with” or “without” approach. As the fair value of the derivative liability was determined using a valuation model that incorporates significant unobservable inputs, the derivative liability is classified as a Level 3 fair value measurement. The Level 3 fair value inputs used in determining the fair value of the derivative liability associated with the Class P Units include time to Qualified IPO or unit redemption, probability of each event, risk-free rate, and discount rate.
Unrealized and realized gains, net related to derivative instruments was $105 and $502, respectively, for the year ended December 31, 2025. Unrealized and realized losses, net related to derivative instruments was $904 and $2,981, respectively, for the year ended December 31, 2024. Realized losses and unrealized gains are recorded in other income

York Space Systems Inc.
Notes to Consolidated Financial Statements
(Dollars in thousands, except units and per unit amounts)
(expense), net in the consolidated statement of operations and comprehensive loss. Cash flows from the foreign currency forward contracts are included in operating activities.

Note 17. Net Loss per Share
Basic net loss per share is computed by dividing net loss attributable to common shareholders by the weighted average number of common shares outstanding during each period. As discussed in Note 1 – Description of Business and Basis of Presentation, as the conversion of common units into common stock which occurred as part of the Corporate Conversion is considered akin to a split-like situation, shares outstanding for the calculation of net loss per share for all historical periods before the IPO have been retrospectively adjusted to 95,141,928 shares of common stock, which represent shares issued for the conversion of the 50,000,000 common units outstanding. As discussed in Note 1 - Description of Business and Basis of Presentation, the Corporate Conversion resulted in the issuance of 99,558,713 shares of the Company's common stock. However, this amount includes 2,269,470 shares of unrestricted common stock distributed in respect of vested Incentive Units and 2,147,315 shares of restricted stock distributed in respect of unvested incentive Units. As the distribution of common stock in respect of vested and unvested Incentive Units is not considered akin to a split-like situation, these shares were excluded from shares outstanding in the calculation of net loss per share for the periods presented.

Diluted net loss per share is computed by dividing net loss attributable to common shareholders by the weighted average number of fully dilutive common shares outstanding for the period using the treasury-stock method, the if-converted method, or two-class method for participating securities, whichever is more dilutive. The Incentive Units described in Note 15 – Incentive Unit Employee Equity Plan were granted by and settled in the equity of Holdings and therefore are not included in the Company’s net loss per share calculations. During the periods presented, the Company did not have any dilutive equity instruments outstanding or any antidilutive equity instruments that could potentially be dilutive in future periods. As a result, diluted net loss per common share is the same as basic net loss per common share for the periods presented.
The following table summarizes the computation of basic and diluted net loss per unit attributable to common shareholders of the Company:

	Year ended
	December 31, 2025	December 31, 2024	December 31, 2023
Numerator:
Net loss as reported	$(84,537)	$(98,911)	$(29,656)
Less: Accretion of Class P Units	542	—	—
Net loss attributable to common shareholders	$(85,079)	$(98,911)	$(29,656)
Denominator:
Weighted average common shares outstanding - basic and diluted	95,141,928	95,141,928	94,819,400
Net loss per share – basic and diluted:	$(0.89)	$(1.04)	$(0.31)
Note 18. Segment Reporting
The Company operates in one operating segment and one reportable segment, and as a result, manages its operations and allocates resources as a single operating segment. space infrastructure, which comprises all of its operations. The Company’s Chief Operating Decision Maker ("CODM") is its Chief Executive Officer, who reviews financial information presented on a consolidated basis for purposes of making operating decisions, assessing financial performance, and allocating resources. The CODM uses consolidated net income or loss that is also reported on the consolidated statements of operations and comprehensive income (loss) to evaluate the return on assets and determine strategic initiatives related to product development and new technologies to meet the growing demands of the Company’s unique customers. Consolidated net income (loss) is used to monitor budget versus actual results.
The measure of segment assets is reported on the consolidated balance sheets as total assets. There are no other significant segment assets that would require disclosure or are regularly provided to the CODM. The Company has no intra-segment

York Space Systems Inc.
Notes to Consolidated Financial Statements
(Dollars in thousands, except units and per unit amounts)
sales or transfers as it operates in one operating segment and one reportable segment. Information related to the geographical distribution of the Company’s revenues is disclosed in Note 2—Summary of Significant Accounting Policies.
At December 31, 2025 and December 31, 2024, $40,443 and $32,830 of the Company’s fixed assets, net are located in the United States. There were no other material tangible long-lived assets located outside of the U.S., individually or in the aggregate.
In accordance with ASU 2023-07, Improvements to Reportable Segment Disclosures, significant expenses included within consolidated net loss have been assessed and disclosed in the table below:

	Year ended
	December 31, 2025	December 31, 2024	December 31, 2023
Revenue	$386,203	$253,531	$238,103
Less:
Direct materials	264,007	178,341	148,574
Selling, general and administrative expenses	115,649	103,776	90,819
Research and development	18,362	20,440	6,973
Transaction costs	12,113	171	3,254
Interest expense	26,619	29,923	26,175
Interest income	(2,981)	(1,201)	(2,328)
Loss on debt extinguishment	2,201	—	—
Other income (expense), net	(1,263)	3,600	(1,227)
Income tax benefit	(10,703)	(25,377)	(39,106)
Other segment items (a)	46,736	42,769	34,625
Net loss	$(84,537)	$(98,911)	$(29,656)
(a)Other segment items is comprised of other costs of revenue excluding direct materials, including direct labor, overhead costs and depreciation and amortization
Note 19. Subsequent Events

Distribution and Conversion of Incentive Units

In connection with the IPO, the Company issued shares of common stock related to the Incentive Unit Plan which have time based vesting conditions. These shares vest over a one or two year vesting schedule. Unvested shares are forfeited if the employee resigns voluntarily or is terminated for cause. Common shares issued to all non-management entities regardless of go-forward employment or Board involvement vested immediately at the date of the IPO.

Omnibus Incentive Plan

On January 30, 2026, in connection with the IPO, the Company adopted the York Space Systems Inc. 2026 Omnibus Incentive Plan (the “Omnibus Plan”). Pursuant to the Omnibus Plan, employees, consultants and directors of the Company and its affiliates performing services for us, including our executive officers, will be eligible to receive awards. The Omnibus Plan provides for the grant of stock options, stock appreciation rights, restricted stock, restricted stock units, dividend equivalents, other stock-based awards, other cash-based awards, substitute awards, and performance awards intended to align the interests of participants with those of our stockholders. Initially, the aggregate number of shares of common stock that may be issued pursuant to the Omnibus Plan shall not exceed 12.7 million shares. Beginning in 2026, the number of shares that may be issued pursuant to the Omnibus Plan is subject to an annual increase on January 1 of each

York Space Systems Inc.
Notes to Consolidated Financial Statements
(Dollars in thousands, except units and per unit amounts)
calendar year ending and including 2036, equal to the lesser of (a) 5% of the aggregate number of shares outstanding on December 31 of the immediately preceding calendar year and (b) such smaller number of shares as is determined by our Board of Directors.

Tax Receivable Agreement

Prior to the consummation of the IPO, the Company entered into the TRA with the TRA Holders. The TRA requires the Company to make payments to the TRA Holders (or their transferees or successors) in an amount equal to 85% of certain tax savings (or expected tax savings) in respect of certain tax attributes of the Company. Such tax benefits consist primarily of net operating loss carryforwards and research and development credit carryforwards. As of the date of the IPO, the realization of those benefits is uncertain, and as such, the Company does not believe payment of TRA benefits is probable. Accordingly, the Company does not anticipate recording the TRA liability until such time as payments become probable. As of the IPO date, the Company estimates the TRA attributes were approximately $346 million.

In the event of a change in control, material breach or the Company’s election to terminate the TRA early, the Company would be required to make an immediate cash payment equal to the anticipated future tax benefits that are the subject of the TRA discounted in accordance with the TRA. The early termination liability is calculated based on a discounted calculation of tax attributes using an interest rate equal to 100 basis points above SOFR. The Company estimates the early termination liability to be approximately $262 million as of the date of February 28, 2026.

Acquisition of Orbion

On March 6, 2026, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Orbion Space Technology, Inc., a Delaware corporation (“Orbion”) and certain other parties. Pursuant to the Merger Agreement, the Company acquired all of the issued and outstanding equity interests of Orbion in exchange for consideration consisting of cash totaling $8.9 million and 2,812,141 shares of common stock of the Company.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosures
None.

Item 9A. Controls and Procedures
Disclosure Controls and Procedures

As required by Rule 13a-15(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), our management, with the participation of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this Annual Report on Form 10-K. Based on this evaluation, our CEO and CFO concluded that, as of December 31, 2025, our disclosure controls and procedures were not effective due to the remaining material weakness in internal control over financial reporting described below.

Management’s Annual Report on Internal Control Over Financial Reporting

This Annual Report on Form 10-K does not include a report of management’s assessment regarding internal controls over financial reporting or an attestation report of our independent registered public accounting firm due to a transition period established by the rules of the SEC for newly public companies.

In addition, because we are an “emerging growth company” under the JOBS Act, our independent registered public accounting firm will not be required to attest to the effectiveness of our internal control over financial reporting for so long as we are an emerging growth company.

Previously Identified Material Weaknesses in Internal Control Over Financial Reporting

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of a company’s annual or interim financial statements will not be prevented or detected on a timely basis.

As previously disclosed, our management previously identified material weaknesses in our internal control over financial reporting relating to:

•identifying the correct measure of progress related to our over-time revenue recognition;
•maintaining effective controls to sufficiently review the completeness and accuracy of the annual tax provision;
•classification of preferred units on the balance sheet and the related required recognition of dividends associated with the redeemable preferred units; and
•reclassification of direct and indirect costs associated with production from selling, general and administrative to cost of goods sold.

Management developed a remediation plan for the implementation of appropriate remedial measures to address these previously identified material weaknesses. In connection with the preparation of this Annual Report on Form 10-K, management concluded that the previously identified material weaknesses related to (i) maintaining effective controls to sufficiently review the completeness and accuracy of the annual tax provision; (ii) the classification of preferred units on the balance sheet and the related required recognition of dividends associated with the redeemable preferred units; and (iii) the reclassification of direct and indirect costs associated with production from selling, general and administrative to cost of goods sold (the “Remediated Material Weaknesses”), have been remediated. However, the remaining previously identified weakness related to identifying the correct measure of progress related to our over-time revenue recognition has not yet been remediated.

To remediate the foregoing material weaknesses, including the remaining material weakness, we have performed additional accounting analysis and other procedures, including consulting with third-party subject matter experts, to ensure the proper accounting, financial disclosures and internal controls for the Remediated and unremediated material weaknesses. In addition, we hired a Chief Accounting Officer and will continue to utilize third-party subject matter experts to enhance our internal control processes. In connection with the preparation of this Annual Report on Form 10-K, management has concluded that the actions described above were satisfactorily implemented and have been in place for a sufficient period of time to demonstrate that the Remediated Material Weaknesses, have been remediated.

We are in the process of remediating, but have not yet remediated, the material weakness related to identifying the correct measure of progress related to our over-time revenue recognition because the remedial measures implemented with respect thereto have not been in place for a sustained period of time to allow management to test the design and operational effectiveness of the new controls.

Until a sustained period of time has passed to allow management to test the design and operational effectiveness of the new controls, we will not be able to conclude whether the steps we are taking will remediate the remaining material weakness in internal control over financial reporting.

Changes in Internal Control Over Financial Reporting

Except for the remediation efforts relating to the material weaknesses described above, there were no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information
None.

Item 9C. Disclosure Regarding Foreign Jurisdictions That Prevent Inspections
Not applicable.

Part III
Item 10. Directors, Executive Officers and Corporate Governance
Directors and Executive Officers

Below is a list of the names, ages, titles, and a brief account of the business experience of the individuals who serve as our executive officers or directors as of February 28, 2026:

Name	Age	Title
Dirk Wallinger	47	Chief Executive Officer, President, and Director
Kevin Messerle	51	Chief Financial Officer
Monica Palko	60	Chief Legal and Administrative Officer
Devjyoti Rudra	54	Chief Supply Chain Officer
Kirk Konert	38	Chairman of the Board
Tyler Letarte	34	Director
Tamra Erwin	61	Director
Reggie Brothers	66	Director
Andrew Boyd	55	Director
General (RET) James McConville	66	Director

Dirk Wallinger has served as our Chief Executive Officer and President since founding the Company in January 2012 and as our director since the completion of our IPO. Prior to founding the Company, Mr. Wallinger strategized, designed and deployed numerous elements in the space vertical at Orbital Sciences, General Dynamics, Goodrich Corp. and Lockheed Martin (NYSE: LMT). Mr. Wallinger also serves on the Advisory Board of the Colorado Space Business Roundtable, the Advisory Board of the SmallSat Alliance, and as a Mentor for Starburst Aerospace Accelerator. Mr. Wallinger earned a BS, Summa Cum Laude, in Mechanical Engineering from The University of Arizona.

Kevin Messerle has served as our Chief Financial Officer since April 2021. Prior to that, Mr. Messerle served as a Senior Investment Manager at Summit Partners from August 2015 to April 2021. Mr. Messerle also previously served as an investment professional at multiple investment firms, and as an Assistant Vice President at GE Capital (NYSE: GE) from June 2003 to June 2006. Mr. Messerle earned a BS in Mechanical Engineering from Penn State University and an MBA from the MIT Sloan School of Management.

Monica Palko has served as our Chief Legal and Administrative Officer since August 2021. Prior to that, Ms. Palko served as the Vice President and General Counsel, Space at Lockheed Martin (NYSE: LMT) from April 2018 to September 2020. Ms. Palko also previously served as Deputy Chief Counsel, Platforms & Services at BAE Systems (OTCMKTS: BAESY) from January 2013 to April 2018, as Vice President - Corporate Responsibility at ITT Defense & Information Solutions from March 2010 to January 2012, and as a Trial Attorney at the U.S. Department of Justice from October 1998 to May 2003. Ms. Palko earned a JD from The George Washington University of Law School and a BA in English from Hendrix College.

Devjyoti Rudra has served as our Chief Supply Chain Officer since September 2023. Prior to that, Mr. Rudra was a Vice President at AE Industrial Partners from November 2022 to September 2023. Mr. Rudra also previously served as Chief Executive Officer at Sydrogen Energy, a manufacturer of fuel cell components, from July 2021 to May 2022, and as a Managing Director at GE Aviation (NYSE: GE) from April 2015 to July 2021. Mr. Rudra also served in various roles at United Technologies from July 2000 to April 2015. Mr. Rudra earned a BE in Mechanical Engineering from the University of Delhi, an MSE in Aerospace Engineering and an MBA in General Management from The University of Michigan.

Kirk Konert has served as our director since the completion of our IPO. Since December 2023, Mr. Konert has been a Managing Partner at AE Industrial Partners. Prior to that, Mr. Konert was a Partner at AE Industrial Partners from October 2019 to December 2023, and a Principal from August 2014 to October 2019. Mr. Konert currently serves on the board of directors of BigBear.ai (NYSE: BBAI), Calca Solutions, Redwire Corporation (NYSE: RDW), Firefly Aerospace Inc. (NASDAQ: FLY), and ThayerMahan. Mr. Konert was a Senior Associate at Sun Capital Partners from July 2011 to July

2014 and was an analyst with Wells Fargo Securities’ Industrial Group from June 2009 to June 2011. Mr. Konert earned a BA in Economics at Davidson College.

Tyler Letarte has served as our director since the completion of our IPO. Since December 2023, Mr. Letarte has been a Principal at AE Industrial Partners. Prior to that, Mr. Letarte was a Vice President at AE Industrial Partners from October 2020 to December 2023, a Senior Associate from July 2019 to October 2020, and an Associate from July 2018 to July 2019. Prior to that, Mr. Letarte was an Investment Banking Associate from January 2016 to June 2018 at Moelis & Company, and an Investment Banking Analyst from April 2014 to January 2016. Mr. Letarte was also an Investment Banking Analyst at J.P. Morgan from June 2013 to April 2014. Mr. Letarte earned a BBA in Finance from Villanova University.

Tamra Erwin has served as our director since the completion of our IPO. Ms. Erwin has been a member of the boards of directors of Xerox Holding Corporation (NASDAQ: XRX) since April 2024, Skylo Technologies since March 2024, F5, Inc. (NASDAQ: FFIV) since October 2023, and Deere & Company (NYSE: DE) since April 2020. Additionally, Ms. Erwin is also a member of the advisory council of Dublin-based Aptiv (NYSE: APTV), an advisor to the CEO of Cohesity, a Senior Fellow of Mission Possible Partnership, and a Champion of Journey to Lead, a nonprofit that works to advance diversity at the top of the private sector. Between June 2023 and April 2025, Ms. Erwin was an operating partner with UK-based infrastructure investment group Digital Gravity. Prior to that, Ms. Erwin held various positions at Verizon Communications, Inc. (NYSE: VZ), including as Executive Vice President and Chief Executive Officer of Verizon Business from April 2019 to September 2022, Executive Vice President and Chief Operating Officer of Verizon Wireless from August 2016 to March 2019, and Senior Vice President and Group President, Wireline P&L Operations from February 2015 to August 2016. Ms. Erwin completed the Stanford Executive Program in Business Administration and Management at the Stanford University Graduate School of Business and holds a degree in Business from Pacific Union College.

Reggie Brothers has served as our director since the completion of our IPO. Dr. Brothers has served as a director of Leonardo DRS, Inc. (NASDAQ: DRS) since January 2023 and member of its Audit Committee, a Principal of MIT Lincoln Laboratory since July 2023 and an Operating Partner of AE Industrial Partners since October of 2022. Previously, Dr. Brothers served as CEO and director of BigBear.ai (NYSE: BBAI) from June 2020 to October 2022, Chief Technology Officer at Peraton Corporation from January 2018 to June 2020, and Principal at The Chertoff Group from January 2017 to January 2018. From April 2014 to February 2017, Dr. Brothers served as the Under Secretary for Science and Technology at the Department of Homeland Security. Dr. Brothers received an undergraduate degree from Tufts University, a Master’s degree from Southern Methodist University and a PhD from Massachusetts Institute of Technology.

Andrew Boyd has served as our director since the completion of our IPO. Since March 2025, Mr. Boyd has been an Operating Partner at AE Industrial Partners. Mr. Boyd currently serves as a director and the Chief Executive Officer of REDLattice, Inc. and on the board of directors of Censys, Inc. He also currently holds positions as a CBS News Contributor, a consultant for Faze 2 Strategy, a Senior Advisor for Trellix and a Senior Advisor for Beacon Global Strategies. Mr. Boyd was an Adjunct Professor at John Hopkins University from September 2023 until December 2024. Prior to that, Mr. Boyd spent thirteen years at the U.S. Central Intelligence Agency in various roles, including Director of the Center for Cyber Intelligence from January 2020 to July 2023, Chief of Operations in the Counterterrorism Mission Center from August 2018 to January 2020, and Chief of Station from June 2017 to August 2018. Before that, Mr. Boyd spent over eleven years as a Foreign Service Officer for the U.S. Department of State and five years as an Intelligence Officer for the U.S. Air Force. Mr. Boyd graduated with a B.S. in history from the United States Air Force Academy, and received a Master of Arts in International Relations and Affairs from the Catholic University of America and a Master of Science in Strategic Policy from the National War College.

General (RET) James McConville has served as our director since the completion of our IPO. Since September 2023, General McConville has been an Operating Partner at AE Industrial Partners, and has served on the board of Redwire Corporation (NYSE: RDW) since October 2025 and on the board of BETA Technologies, Inc. (NYSE: BETA) since October 2024. From August 2019 through August 2023, General McConville served as the 40th Chief of Staff of the United States Army, leading an organization of 1.2 million personnel, an annual budget of $185 billion and operations in over 140 countries around the globe. He led combat organizations from the platoon to the division level and was the longest serving commander of the famed 101st Airborne Division (AASLT). Additionally, General McConville is a Senior Fellow at the Belfer Center at Harvard University and a member of the Georgia Tech Research Institute External Advisory Council. General McConville earned a BS from the United States Military Academy at West Point and a Master of Science in Aerospace, Aeronautical and Astronautical Engineering from the Georgia Institute of Technology.

Family Relationships

There are no family relationships between any of our executive officers or directors.

Audit Committee

We have a separately-designated standing audit committee established in accordance with section 3(a)(58)(A) of the Exchange Act. The audit committee consists of three directors: Tamra Erwin (chair of the committee), Kirk Konert, and Tyler Letarte.

Our board of directors has determined that Ms. Erwin satisfies the independence requirements for audit committee members under the listing standards of NYSE and Rule 10A-3 of the Exchange Act. We are relying on the phase-in exemptions provided under Rule 10A-3 of the Exchange Act and the NYSE listing rules for newly-public companies with respect to the composition of our audit committee, which will transition to consist solely of independent directors in accordance with the phase-in provisions of the NYSE listing rules. Tamra Erwin has been determined to be an audit committee “financial expert” as defined under SEC rules. All members of the audit committee are able to read and understand fundamental financial statements, are familiar with finance and accounting practices and principles and are financially literate.

Our board of directors has adopted a written charter for the audit committee that satisfies the applicable rules of the SEC and the listing standards of the NYSE. The charter is posted on our Investor Relations website at www.iryorkspacesystems.com on the Corporate Governance Documents page.

Compensation Committee

We have a compensation committee that consists of three directors: Kirk Konert (chair of the committee), Reggie Brothers and Andrew Boyd. We are relying on the “controlled company” exemption under NYSE rules which exempts us from the requirement that we have a compensation committee composed entirely of independent directors.

Our board of directors has adopted a written charter for the compensation committee that satisfies the applicable rules of the SEC and the listing standards of the NYSE. The charter is posted on our Investor Relations website at www.iryorkspacesystems.com on the Corporate Governance Documents page.

Nominating and Corporate Governance Committee

We have a nominating and corporate governance committee that consists of three directors: Reggie Brothers (chair of the committee), General (RET) James McConville and Tyler Letarte. We are relying on the “controlled company” exemption under NYSE rules which exempts us from the requirement that we have a nominating and corporate governance committee composed entirely of independent directors.

Our board of directors has adopted a written charter for the nominating and corporate governance committee that satisfies the applicable rules of the SEC and the listing standards of the NYSE. The charter is posted on our Investor Relations website at www.iryorkspacesystems.com on the Corporate Governance Documents page.

Corporate Governance Guidelines

Our board of directors has adopted corporate governance guidelines that satisfy the listing standards of the NYSE. The guidelines are posted on our Investor Relations website at www.iryorkspacesystems.com on the Corporate Governance Documents page.

Code of Conduct

We have adopted a Code of Conduct applicable to all of our directors, employees and officers, including our Chief Executive Officer and senior financial officers. Our Code of Conduct constitutes a “code of ethics,” as defined by Item 406(b) of Regulation S-K and is posted on our Investor Relations website at www.iryorkspacesystems.com on the Corporate Governance Documents page. We intend to disclose future amendments to certain provisions of our Code of Conduct, or waivers of such provisions applicable to any principal executive officer, principal financial officer, principal accounting officer or other persons performing similar functions on our website.

Insider Trading Policy

We have adopted an Insider Trading Policy that governs the purchase, sale, and/or other disposition of our securities by our directors, officers, employees, and certain other individuals that is reasonably designed to promote compliance with insider trading laws, rules, and regulations, and any listing standards applicable to us. A copy of our Insider Trading Policy is filed as Exhibit 19 to this Annual Report on Form 10-K.

Controlled Company Exemption

We are a “controlled company” under NYSE rules and qualify for the “controlled company” exemption to the board of directors and committee composition requirements under NYSE rules. Pursuant to this exemption, we are exempt from the requirements that (1) our board of directors be comprised of a majority of independent directors, (2) we have a nominating and corporate governance committee composed entirely of independent directors, and (3) our compensation committee be comprised entirely of independent directors. We intend to utilize these exemptions as long as we remain a controlled company. As a result, our nominating and corporate governance committee and our compensation committee do not consist entirely of independent directors, and in the future, we may not have a majority of independent directors. Accordingly, you may not have the same protections afforded to stockholders of companies that are subject to all of the corporate governance requirements of the NYSE.

If at any time we cease to be a “controlled company” under NYSE rules, our board of directors will take all action necessary to comply with such rules within the applicable transition periods, including appointing a majority of independent directors to our board of directors and establishing committees composed entirely of independent directors.

Executive Sessions of, and Communications with, Independent Directors

Our independent directors will meet in executive session without management or non-independent directors present if circumstances warrant at regularly scheduled meetings and at least once a year. We expect that the independent directors at such executive sessions will designate an independent director to preside over the executive session.

Stockholders and other interested parties may make any concerns known to the non-management or independent directors, by writing directly to any such director or the independent directors as a group at our executive offices at 6060 S Willow Drive Greenwood Village, CO 80111, Attention: Corporate Secretary. Each communication should specify which director or directors the communication is addressed to, as well as the general topic of the communication. We will receive the communications and process them before forwarding them to the addressee. We may also refer communications to other departments and generally will not forward a communication that is primarily commercial in nature, relates to an improper or irrelevant topic, or requests general information regarding the Company.

Item 11. Executive Compensation
We are currently considered an “emerging growth company” within the meaning of the Securities Act for purposes of the SEC’s executive compensation disclosure rules. In accordance with such rules, we are required to provide a Summary Compensation Table and an Outstanding Equity Awards at Fiscal Year End Table, as well as limited narrative disclosures regarding executive compensation for our last completed fiscal year. Further, our reporting obligations extend only to our “named executive officers,” who are the individuals who served as our principal executive officer and our next two other most highly compensated officers, in each case, for our fiscal year ended December 31, 2025. Accordingly, our “Named Executive Officers” are:

Name	Principal Position
Dirk Wallinger	Chief Executive Officer
Kevin Messerle	Chief Financial Officer
Devjyoti Rudra	Chief Supply Chain Officer
2025 Summary Compensation Table

The following table summarizes the compensation awarded to, earned by or paid to our Named Executive Officers for the fiscal years ended December 31, 2025 and 2024.

Name and Principal Position	Year	Salary ($)		Non-Equity Incentive Plan Compensation ($)(2)	All Other Compensation ($)(3)		Total ($)
Dirk Wallinger (Chief Executive Officer)	2025	500,000	(1)	—	54		500,054
	2024	500,000	(1)	—	54		500,054
Kevin Messerle (Chief Financial Offer)	2025	374,462		262,177	4,672		641,311
	2024	361,804		242,513	16,152		620,469
Devjyoti Rudra (Chief Supply Chain Officer)	2025	369,087		121,246	79,435	(4)	569,768
	2024	356,606		136,500	72,974	(4)	566,080
(1)Amounts reported for Mr. Wallinger in 2024 were earned in his capacity as an independent contractor and represent fees paid to him in such capacity. Mr. Wallinger transitioned to an employee of the Company on September 1, 2025. Amounts reported in this column for fiscal year 2025 represent $333,000 received in Mr. Wallinger’s capacity as an independent contractor and $167,000 received in his capacity as an employee of the Company.
(2)The amounts reported in the “Non-Equity Incentive Plan Compensation” column represent annual cash incentive awards earned by our Named Executive Officers during the applicable fiscal year.
(3)The amounts reported in the “All Other Compensation” column represent $54 paid by the Company for general life insurance premiums for each of our Named Executive Officers and Company contributions to our 401(k) plan on behalf of Messrs. Messerle and Rudra in the amount of $16,098 and $8,728, respectively for 2024 and $4,618 and $11,292, for 2025, respectively.
(4)Amounts for Mr. Rudra also include a $3,000 per month allowance to cover meal, airfare and rental car expenses in 2024 and 2025 and $28,192 and $32,088 annual value of Company-provided corporate housing in 2024 and 2025, respectively, provided to Mr. Rudra while he was living and working from the Company’s Greenwood Village, Colorado office location.

Outstanding Equity Awards at 2025 Fiscal Year-End

The following table reflects information regarding outstanding equity-based awards held by our Named Executive Officers as of December 31, 2025.

		Stock Awards
Name	Grant Date	Equity Incentive Plan Awards; Number of unearned shares, units or other rights that have not vested (#)(1)		Equity Incentive Plan Awards: Market or payout value of unearned shares, units or other rights that have not yet vested ($)(3)
Dirk Wallinger	May 31, 2023	13,376,060		39,994,419
Kevin Messerle	May 31, 2023	8,917,373	(2)	26,662,945
Devjyoti Rudra	October 30, 2023	6,242,161		18,664,061
(1)The Incentive Units (as defined below) granted to our Named Executive Officers had a participation threshold of $1.00 per Incentive Unit and were subject to vesting based on continued service by our Named Executive Officers through each applicable vesting date. As of December 31, 2025, all of the Incentive Units were unvested. The Incentive Units were subject to vesting in three tranches (40% are Tranche I Units, 40% are Tranche II Units and 20% are Tranche III Units), with each tranche subject to performance-based vesting or time- and performance-based vesting criteria. In connection with our IPO, the Incentive Units were among the classes of units converted into shares of our common stock. In connection with the IPO, 358,744 shares of common stock and 358,744 shares of restricted stock were distributed to Mr. Wallinger in respect of his 13,376,060 unvested Incentive Units, 239,162 shares of common stock and 239,162 shares of restricted stock were distributed to Mr. Messerle in respect of his 8,917,373 unvested Incentive Units and, 167,414 shares of common stock and 167,414 shares of restricted stock were distributed to Mr. Rudra in respect of his 6,242,161 unvested Incentive Units. Please see the section entitled “Equity Incentive Compensation—Vesting of Incentive Units” below for more details regarding the Incentive Units provided to our Named Executive Officers.
(2)Pursuant to an Assignment and Assumption Agreement, dated as of April 23, 2024, Mr. Messerle contributed his Incentive Units to the Messerle Joint Trust.
(3)Because there was no public market for our equity as of December 31, 2025, the market value of our Incentive Units as of that date was determined based on a fair value valuation report of our equity conducted by an independent financial advisor using a combination of valuation models. The fair value methodology used to value our Incentive Units incorporates various assumptions. Based on the information in the valuation, we determined that the market value of our Incentive Units as of December 31, 2025 was $2.99 per unit.
Narrative Disclosure to Summary Compensation Table
Employment Agreements

Wallinger Arrangement

Dirk Wallinger has served as the Company’s Chief Executive Officer since its founding in January 2012. Mr. Wallinger was engaged as an independent contractor for fiscal year 2024 and until September 1, 2025, when he transitioned to an employee. He does not have an active employment agreement, offer letter or service contract with us.

Messerle Employment Arrangement

On March 21, 2021, Kevin Messerle entered into an employment arrangement with a wholly owned subsidiary of the Company, which was amended as of September 3, 2021 (as amended, the “Messerle Arrangement”). The Messerle Arrangement has an effective date of April 19, 2021, and provides that Mr. Messerle will serve as the Chief Financial Officer of the Company for an indefinite term. The Messerle Arrangement provides for an annual base salary of $275,000 (currently $425,000), eligibility for Mr. Messerle to earn an annual incentive bonus up to 75% of his base salary, a lump sum relocation bonus in the amount of $15,000, and eligibility to participate in the Company’s employee benefit plans. Compensation provided to Mr. Messerle is subject to clawback under the Company’s policy. The terms of the Messerle Arrangement require that he enter into a Non-Competition And Non-Solicitation Agreement and Employee Intellectual Property Rights and Non-Disclosure Agreement, which collectively provide for the following restrictive covenants: (i) noncompetition and nonsolicitation of our employees and customers during the term of employment and for 12 months thereafter, (ii) noninterference with our business, (iii) assignment of intellectual property, and (iv) perpetual confidentiality and nondisclosure.

Please see the section entitled “—Additional Narrative Disclosure—Potential Payments Upon Termination or Change in Control” for more details regarding the severance benefits provided to Mr. Messerle under the Messerle Arrangement.

Rudra Employment Arrangement

On August 2, 2023, Devjyoti Rudra entered into an employment arrangement with a wholly owned subsidiary of the Company, which includes an addendum of the same date (inclusive of the addendum, the “Rudra Arrangement”). The Rudra Arrangement has an effective date of September 5, 2023, and provides that Mr. Rudra will serve as the Chief Supply Chain Officer of the Company for an indefinite term. The Rudra Arrangement provides for an annual base salary of $341,250 (currently $375,000), eligibility for Mr. Rudra to earn an annual incentive bonus up to 40% of his base salary, and eligibility to participate in the Company’s employee benefit plans. Compensation provided to Mr. Rudra is subject to clawback under the Company’s policy. The terms of the Rudra Arrangement require that he enter into a Non-Competition And Non-Solicitation Agreement and Employee Intellectual Property Rights and Non-Disclosure Agreement, which collectively provide the following restrictive covenants: (i) noncompetition and nonsolicitation of our employees and customers during the term of employment and for 12 months thereafter, (ii) noninterference with our business, (iii) assignment of intellectual property, and (iv) perpetual confidentiality and nondisclosure.

Please see the section entitled “—Additional Narrative Disclosure—Potential Payments Upon Termination or Change in Control” for more details regarding the severance benefits provided to Mr. Rudra under the Rudra Arrangement.

Base Salary

The base salaries of Messrs. Messerle and Rudra are set forth in their respective employment arrangements and are subject to annual review by our Chief Executive Officer. For fiscal year 2025, Messrs. Wallinger, Messerle and Rudra had the following base salaries, respectively: $500,000, $374,000, and $357,000.

Annual Bonus

With respect to fiscal year 2025, each of Messrs. Messerle and Rudra were eligible to receive an annual bonus, with the target amount of such bonus set forth in their employment arrangements with us, as described above. For fiscal year 2025, the target bonus amounts, expressed as a percentage of base salary, for each of Messrs. Messerle and Rudra were as follows: 75%, and 40%, respectively. Annual bonuses for fiscal year 2025 for Messrs. Messerle and Rudra were based on the attainment of certain Company goals and objective milestones as determined by our Chief Executive Officer. Mr. Messerle’s performance goals for 2025 related to, among other metrics, financial planning, evaluation and implementation of new software, optimizing Company functions and improvement plans, improvement of cross-functional collaboration, and completion of Company audits. Mr. Rudra’s performance goals for 2025 related to, among other metrics, evaluation and implementation of new software and improvement of cross-function collaboration. Based on the performance metrics established by our Chief Executive Officer and the Company’s fiscal year 2025 performance, we determined that Messrs. Messerle and Rudra achieved 93% and 82%, respectively, of their target goals for fiscal year 2025. Mr. Wallinger did not receive a bonus for fiscal year 2025.

Equity Incentive Compensation

Incentive Units

Each of our Named Executive Officers were granted Class B Units (the “Incentive Units”) in Holdings, which were intended to constitute “profits interests” pursuant to IRS Revenue Procedures 93-27 and 2001-43. Under the Amended and Restated Limited Partnership Agreement of Holdings, dated November 10, 2022 (the “LP Agreement”), holders of Incentive Units were entitled to distributions at such times and in such amounts as determined by the Partnership Board. Each Incentive Unit was subject to a participation threshold set by the Partnership Board at the time of the grant.

Vesting of Incentive Units

In 2023, consistent with the terms of the LP Agreement, which contains the terms of the York Space Systems Management Equity Plan, the Company granted Incentive Units to each of our Named Executive Officers pursuant to individual Incentive Unit Grant Agreements (the “IUGAs”). Each grant of Incentive Units was comprised of three tranches, which were subject to specific performance-based or time- and performance-based vesting conditions set forth in the IUGAs. Each grant of Incentive Units is split into tranches as follows: 40% of the Incentive Units were designated as Tranche I Units, 40% of the Incentive Units were designated as Tranche II Units and the remaining 20% of the Incentive Units were designated as Tranche III Units.

Tranche I Units were subject to vesting only upon achievement of both time- and performance-based vesting as followings: Tranche I Units were subject to time vesting in equal annual installments over five years, subject to the Named Executive Officer’s continued service through such vesting dates, and performance vesting upon achievement of an 8% IRR to AE Industrial Partners occurring on or after the first Liquidity Event (which included our IPO) that results in Investor Inflows. Notwithstanding the foregoing, all Tranche I Units would time-vest upon the consummation of an Exit Sale in connection with which the consideration paid to Holdings or to its unitholders, as the case may be, consists primarily of cash (as determined by the Partnership Board in its sole discretion).

Tranche II Units were subject to vesting if, upon the consummation of an Exit Sale, the Investor Inflows through such date were 2.0 times the Investor Outflows through such date, subject to the Named Executive Officer’s continued service through such vesting date. To the extent this performance vesting condition was not satisfied on or prior to an Exit Sale, then the Tranche II Units would immediately expire and be forfeited for no consideration upon the occurrence of the same.

Tranche III Units were subject to vesting if, upon the consummation of an Exit Sale, there was a least a 15% IRR to AE Industrial Partners. To the extent this performance vesting condition was not satisfied on or prior to an Exit Sale, then the Tranche III Units would immediately expire and be forfeited for no consideration upon the occurrence of the same.
Performance vesting of the Incentive Units was determined on an iterative basis, such that, if a performance vesting would no longer be achieved after taking into account reduced Investor Inflows as a result of Incentive Units performance vesting, the number of Incentive Units that vest would be reduced until such Investor Inflows actually achieve the applicable performance vesting criteria.

The signatories to the IUGAs, which include the Named Executive Officers, agreed: (i) not to compete with Holdings or any subsidiaries or to solicit employees and customers of Holdings or its subsidiaries during the term of employment and for a period of two years thereafter, (ii) not to disclose any confidential information of Holdings or its subsidiaries at all times, (iii) assign any Holdings or Holdings subsidiaries’ intellectual property to us, and (iv) not to disparage Holdings or its subsidiaries at all times. Additionally, upon an Exit Sale, each Named Executive Officer may be required to execute customary noncompetition agreements, nonsolicitation agreements and confidentiality agreements; provided that, (i) the stated terms and conditions of such noncompetition agreements and nonsolicitation agreements shall be on substantially the same terms as set forth in any existing agreement between the Named Executive Officer, on the one hand, and Holdings or its subsidiaries, on the other hand, and (ii) such agreements shall survive the occurrence of an Exit Sale for a term not to exceed (x) if the Named Executive Officer’s employment is terminated prior to the occurrence of an Exit Sale, the remaining term of such covenants under an existing agreement or (y) three years.

Generally, if a Named Executive Officer ceased to be employed by, or ceased to provide services to, us or one of our subsidiaries for any reason, unvested Incentive Units would terminate for no consideration. Prior to our IPO, Holdings had a repurchase right over any vested Incentive Units, which it could exercise at any time during the 210 day period following a Named Executive Officer’s termination of employment or service at the then current fair market value; provided, however, if a termination of employment or service was due to Cause (as defined in the IUGA) or the Named Executive Officer’s resignation without written consent of the Partnership Board or a restrictive covenant is breached, the Incentive Units would be forfeited without further consideration. This repurchase right was extinguished upon consummation of our IPO.

For purposes of the IUGAs with our Named Executive Officers, “Exit Sale” means any transaction or series of transactions pursuant to which (i) any person or group of related persons (other than AE Industrial Partners and their affiliates) in the aggregate acquire(s) (a) equity securities of Holdings possessing the voting power (other than voting rights accruing only in the event of a default or breach) to elect Partnership Board members which, in the aggregate, control a majority of the votes on the Partnership Board (whether by merger, consolidation, reorganization, combination, sale, transfer or exchange of Holdings’ equity securities, securityholder or voting agreement, proxy, power of attorney or otherwise) or (b) all or substantially all of Holdings’ assets determined on a consolidated basis, or (ii) Holdings, any of its equityholders, or any of its subsidiaries acquires securities of a special purpose acquisition company in connection with a transaction (however structured) involving Holdings, any of its subsidiaries, or any of its or their respective assets or equity securities, unless otherwise determined by the Partnership Board in its discretion; provided that, except as otherwise determined by the Partnership Board, a public offering of Holdings or a subsidiary of Holdings shall not constitute an Exit Sale.

For purposes of the IUGAs with our Named Executive Officers, “IRR” means the annual interest rate (compounded annually) which, when used as the discount rate to calculate the net present value as of the date thereof of the sum of (a) the aggregate value of all Investor Outflows (including any Investor Outflows made at or following a Liquidity Event), and (b) the aggregate amount of all Investor Inflows, causes such net present value to equal zero. For purposes of the net present value calculation, (x) Investor Outflows will be positive numbers, and (y) Investor Inflows will be negative numbers.

For purposes of the IUGAs with our Named Executive Officers, “Investor Inflows” means, without duplication and as determined by the Partnership Board in its sole discretion, as of any date occurring on or after a Liquidity Event, all cash (including cash dividends, cash distributions and cash proceeds, but excluding management fees, transaction-related fees and expense reimbursements) received (on a cumulative basis) by AE Industrial Partners or cash AE Industrial Partners reasonably expects to receive following such determination date, discounted to present value as determined by AE Industrial Partners in its good faith discretion, with respect to or in exchange for equity securities (including securities which are convertible into equity securities) of Holdings (whether such payments are received from Holdings or any third party) from the November 10, 2022, through such determination date.

For purposes of the IUGAs with our Named Executive Officers, “Investor Outflows” means, without duplication and as determined by the Partnership Board in its sole discretion, as of any date occurring on or after a Liquidity Event, all payments made by AE Industrial Partners (on a cumulative basis) with respect to or in exchange for equity securities (including securities which are convertible into equity securities) of Holdings (whether such payments are made to Holdings or any third party) from November 10, 2022 until such determination date.

For purposes of the IUGAs with our Named Executive Officers, “Liquidity Event” means the occurrence of any of an Exit Sale, a public offering of Holdings or the payment of an extraordinary cash dividend by Holdings in an amount equal to at least 20% of the consolidated equity value of Holdings and its subsidiaries immediately prior to such dividend, as determined by the Partnership Board in its sole discretion.

In connection with our IPO, shares of unrestricted common stock were distributed in respect of our Named Executive Officer's vested Incentive Units and shares of restricted stock were distributed in respect of unvested Incentive Units that vest based on the participation threshold of the underlying Incentive Units. Please see "Actions taken in Fiscal Year 2026" below for more information.

Other Compensation Elements

Pursuant to the Rudra Employment Arrangement, Mr. Rudra receives a monthly allowance of $3,000 to cover meals, airfare, and rental car expenses in connection with his weekly travel between his home location in Connecticut to our Colorado office. Additionally, the Company provides Mr. Rudra with corporate housing to be used while he is working in the Company’s Colorado office location.

Additional Narrative Disclosure

Perquisites and Benefits

We currently provide broad-based health and welfare benefits that are available to our full-time employees, including our Named Executive Officers, including health, vision, and dental insurance. In addition, we currently make available a retirement plan intended to provide benefits under Section 401(k) of the Code, pursuant to which employees (including our Named Executive Officers) may elect to defer a portion of their compensation on a pre-tax basis and have it contributed to the plan. Pre-tax contributions are allocated to each participant’s individual account and are then invested in selected investment alternatives according to the participants’ directions. We make safe harbor matching contributions of 100% of employee’s elective deferrals up to a maximum per participant per calendar year of 4% of the participant’s eligible plan compensation. We are also permitted to make discretionary employment contributions. Safe harbor matching contributions to our 401(k) plan vest immediately and discretionary employer contributions to our 401(k) plan vest annually over a six-year period whereby participants have complete ownership interest in such employer contributions once they have completed six years of service, provided that all contributions will vest upon an employee attaining retirement age of 60. All contributions under our 401(k) plan are subject to certain annual dollar limitations in accordance with applicable laws, which are periodically adjusted for changes in the cost of living. Other than the 401(k) plan, we do not provide any qualified or non-qualified retirement or deferred compensation benefits to our employees, including our Named Executive Officers.

Each of our Named Executive Officers received benefits during 2025 at the same level and offering made available to other employees. Independent contractors are ineligible to participate in the Company’s health and welfare plans. Mr. Wallinger, who was classified by the Company as an independent contractor until he transitioned to an employee of the Company on September 1, 2025, is participating in the Company’s health and welfare plans. If Mr. Wallinger or his participating spouse or dependents incurs a claim under the plans, the insurer could refuse to pay the claim and/or seek reimbursement for claims previously paid on the basis that Mr. Wallinger was ineligible to participate in the plan. Mr. Wallinger does not participate in our 401(k) plan. All of our Named Executive Officers also received company-paid life insurance coverage.

Potential Payments Upon Termination or Change in Control

Pursuant to the Messerle Arrangement and the Rudra Arrangement, in the event that Mr. Messerle or Mr. Rudra terminate their employment for any reason, or their employment is terminated due to death or disability, the Named Executive Officer shall be entitled to accrued compensation and benefits, including any accrued but unpaid bonus for the prior fiscal year (the “Accrued Bonus”).

Pursuant to the Messerle Arrangement and the Rudra Arrangement, in the event that Mr. Messerle’s or Mr. Rudra’s employment is terminated by the Company without Cause the Named Executive Officer is entitled to the following: (i) cash severance equal to 12 months of the Named Executive Officer’s then-current base salary (the “Severance Amount”), payable in equal period installments in accordance with normal payroll procedures, (ii) the Accrued Bonus, and (iii) Company paid COBRA premiums until the earlier to occur of either (x) six months following the termination date, or (y) the Named Executive Officer becoming eligible for medical benefits with another employer (the “COBRA Payments”). Upon a termination without Cause within a 90-day period preceding a Change in Control or if Mr. Messerle’s or Mr. Rudra’s termination of employment is related to a Change in Control, he is entitled to the following: (i) the Severance Amount, payable in a lump sum, (ii) the Accrued Bonus, (iii) the COBRA Payments, and (iv) for Mr. Rudra, accelerated vesting of his Incentive Units. Receipt of severance by either Mr. Messerle or Mr. Rudra is conditioned upon the applicable Named Executive Officer’s execution and non-revocation of a release of claims in favor of the Company and his continued compliance with restrictive covenant obligations.

For the purposes of both the Messerle Arrangement and Rudra Arrangement, “Cause” means the Named Executive Officer’s (i) the failure to perform such duties as are reasonably requested by the Company or the Board, after being provided with written notice and a reasonable opportunity to cure; (ii) material breach of the Messerle Arrangement or of any agreement with the Company or any affiliate, including but not limited to the material breach of any non-competition, non-solicitation, non-disclosure, and intellectual property assignment agreement, or a material violation of the Company’s or any affiliate’s code of conduct or other written policy, after written notice by the Company or the Board and a reasonable opportunity to cure; (iii) conviction of, or plea of guilty or no contest to, a felony or a crime involving moral turpitude or the commission of any other act involving willful malfeasance or material fiduciary breach with respect to the Company or any affiliate; (iv) use of illegal drugs or abuse of alcohol that materially impairs Named Executive Officer’s ability to perform his duties to the Company or any affiliate; (v) gross negligence or willful misconduct with respect to the Company or any affiliate; or (vi) as “cause” is defined under applicable law; provided, that Named Executive Officer has the opportunity to cure circumstances giving rise to Cause within a 30-day period.

For the purposes of both the Messerle Arrangement and Rudra Arrangement, “Change in Control” generally means (i) the acquisition (whether by purchase, merger, consolidation, combination or other similar transaction) by any person of beneficial ownership (within the meaning of Rule 13d-3 promulgated under the Exchange Act) of more than 50% (on a fully diluted basis) of the combined voting power of the then outstanding membership interests of the Company or (ii) the sale, transfer or other disposition of all or substantially all of the assets of the Company to any person other than an affiliate.

Please see the section entitled “—Equity Incentive Compensation” for more details regarding the treatment of our Named Executive Officer’s Incentive Units upon a termination of employment or a Liquidity Event.

Policies and Practices Related to the Grant of Certain Equity Awards Close in Time to the Release of Material Nonpublic Information

The Company does not currently grant new awards of stock options, stock appreciation rights, or similar option-like instruments. Accordingly, the Company does not have a specific policy or practice on the timing of such awards in relation to the disclosure of material nonpublic information by the Company. In the event the Company determines to grant such awards in the future, the board of directors and the compensation committee will evaluate the appropriate steps to take in relation to the foregoing.

Actions Taken in Fiscal Year 2026

Changes to Base Salaries in Connection with the IPO

Upon the consummation of our IPO, we increased the base salaries of our Named Executive Officers. Our Named Executive Officers’ base salaries will be increased as follows: Wallinger, Messerle and Rudra will have the following base salaries, respectively: $600,000, $425,000, and $375,000.

Treatment of Incentive Units

In connection with our IPO, shares of unrestricted common stock were distributed in respect of vested Incentive Units and shares of restricted stock were distributed in respect of unvested Incentive Units that vest based on the participation threshold of the underlying Incentive Unit as follows: (i) restricted shares of our common stock that vested 50% at the closing of our IPO and will vest 25% on each of the first and second anniversary of the closing of our IPO were distributed in respect of Incentive Units with a participation threshold of $1.00 per unit, and (ii) restricted shares of our common stock that vested 33% at the closing of our IPO and will vest 33% on each of the first and second anniversaries of the closing of our IPO were distributed in respect of Incentive Units with participation thresholds of $1.36 and $1.63 per unit, in each case of (i) and (ii), subject to the Incentive Unit holder’s continued employment or service with us through such date.

2026 Omnibus Incentive Plan

Our board adopted, and our stockholders approved, the 2026 Stock Plan, pursuant to which employees, consultants and directors of our company and our affiliates performing services for us, including our executive officers, will be eligible to receive awards. The 2026 Stock Plan provides for the grant of stock options, stock appreciation rights, restricted stock, restricted stock units, dividend equivalents, other stock-based awards, other cash-based awards, substitute awards, and performance awards intended to align the interests of participants with those of our stockholders.
IPO Grants
In connection with our IPO, we granted 639,176 RSUs under the 2026 Stock Plan to certain employees, including our Named Executive Officers, and non-employee directors (collectively, the “IPO Grants”) as follows: 211,176 RSUs to Mr. Wallinger, 80,882 RSUs to Mr. Messerle, 23,529 RSUs to Mr. Rudra and 5,294 RSUs each to our non-employee directors. Each IPO Grant to our Named Executive Officers will vest in three substantially equal installments on each of the first, second and third anniversaries of the applicable vesting commencement date, and each IPO grant to our non-employee directors will vest on the first anniversary of the applicable vesting commencement date, in each case subject continued service through the applicable vesting date.

Director Compensation

We did not pay any compensation or make any equity awards or non-equity awards to any members of our board of directors during the 2025 fiscal year.

We do not currently have a formal policy with respect to compensation of our non-employee directors for service as directors. We anticipate that we will implement a formal policy pursuant to which our non-employee directors will be eligible to receive compensation for service on our board of directors and committees of our board of directors. In addition, each director will be reimbursed for out-of-pocket expenses in connection with his or her services. We are evaluating the specific terms of our director compensation program, which we expect will provide for the following:

•an annual cash retainer of $70,000;
•an annual cash retainer of $20,000, $17,500 and $15,000 for a director’s service as chair of our audit committee, compensation committee and nominating and governance committee, respectively;
•an annual cash retainer of $25,000 for our non-executive chairman of the board; and
•an annual grant of RSUs pursuant to the 2026 Stock Plan with an approximate grant date value of $180,000 with one-year cliff vesting.

Compensation Committee Interlocks and Insider Participation

Our compensation committee was formed in January 2026 and consists of Kirk Konert, Reggie Brothers and Andrew Boyd. None of these individuals currently are, or have been, an officer or employee of the Company. None of our executive officers currently serve, or in the past year have served, as a member of the board of directors or compensation committee (or other board committee performing equivalent functions) of any entity that has one or more of its executive officers serving on our board of directors or compensation committee.

Item 12. Security Ownership of Certain Beneficial Owner and Management and Related Stockholder Matters
Securities Authorized for Issuance under Equity Compensation Plans

As of December 31, 2025, we had no equity compensation plans or individual compensation arrangements under which our equity securities were authorized for issuance.

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth the beneficial ownership of our common stock as of February 28, 2026, in each case, by the following individuals or groups:

•each of our directors;
•each of our Named Executive Officers;
•all of our directors and executive officers as a group; and
•each person, or group of affiliated persons, who is known by us to beneficially own more than 5% of our common stock.

The percentage ownership information shown in the table is based upon 124,797,074 shares of common stock outstanding as of February 28, 2026.

We have determined beneficial ownership in accordance with the rules of the SEC. These rules generally attribute beneficial ownership of securities to persons who possess sole or shared voting power or investment power with respect to those securities, or have the right to acquire such powers within 60 days. Under these rules, more than one person may be deemed beneficial owner of the same securities, and a person may be deemed to be a beneficial owner of securities as to which such person has no economic interest. The information contained in the following table is not necessarily indicative of beneficial ownership for any other purpose, and the inclusion of any shares in the table does not constitute an admission of beneficial ownership of those shares. Unless otherwise indicated, the persons or entities identified in this table have sole voting and investment power with respect to all shares shown as beneficially owned by them, subject to applicable community property laws.

Except as otherwise noted below, the address for the persons listed in the table is c/o York Space Systems Inc., 6060 S Willow Drive, Greenwood Village, CO 80111.

Name of Beneficial Owner	Number of Shares	Percentage
Directors and Named Executive Officers:
Dirk Wallinger(1)	11,168,593	8.9%
Kirk Konert	—	—
Tyler Letarte	1,470	*
Kevin Messerle(2)	917,437	*
Devjyoti Rudra(3)	334,828	*
Tamra Erwin	74,690	*
Reggie Brothers	—	—
Andrew Boyd	—	—
General (RET) James McConville	—	—
Directors and executive officers as a group (10 individuals)(4)	13,177,611	10.6%
5% or Greater Stockholders:
Entities Affiliated with AE Industrial Partners(5)(6)	30,196,088	24.2%
Entities Affiliated with BlackRock(7)	17,846,934	14.3%
* Represents less than 1%.
(1)Common stock beneficially owned includes 358,744 shares of restricted stock.

(2)Common stock beneficially owned includes 239,162 shares of restricted stock.
(3)Common stock beneficially owned includes 167,414 shares of restricted stock.
(4)Common stock beneficially owned includes an aggregate of 884,663 shares of restricted stock.
(5)Consists of 2,832,488 shares held by AE Industrial Partners Fund II, LP, 1,813,066 shares held by AE Industrial Partners Fund II-A, LP, 6,842 shares held by AE Industrial Partners Fund II-B, LP, 10,908,489 shares held by AE Industrial Partners Fund III, LP, 3,258,380 shares held by AE Industrial Partners Fund III-A, LP, 566,675 shares held by AE Aerospace Opportunities Fund, 8,757,636 shares held by AE Co-Investment Partners Fund III-Y, LP (CIV), 1,475,343 shares held by AE Co-Investment Partners Fund III Y-2, LP, 23,916 shares held by AE Industrial PSO Equity Partners, LP and 553,253 shares held by AE Industrial Partners PBCI Aggregator, LP. Shares beneficially owned excludes an aggregate of 64,178,201 shares of common stock which AE Industrial Partners expects to exercise voting control over with respect to director election matters pursuant to the Voting Agreements described in “Certain Relationships and Related Transactions, and Director Independence” in Item 13 of Part III of this Annual Report on Form 10-K. Such shares have been reported as beneficially owned by the stockholders exercising dispositive power and voting power of such securities. Entities affiliated with AE Industrial Partners are deemed to control an aggregate of 94,374,289 shares of common stock, or approximately [74.3]% of the shares of common stock outstanding as of February 28, 2026.
(6)Each of AE Industrial Partners Fund II, LP, AE Industrial Partners Fund II-A, LP and AE Industrial Partners Fund II-B, LP are controlled by AE Industrial Partners Fund II GP, LP (“AE Fund II GP”), their general partner. Each of AE Industrial Partners Fund III, LP, AE Industrial Partners Fund III-A, LP, AE Co-Investment Partners Fund III-Y, LP and AE Co-Investment Partners Fund III Y-2, LP are controlled by AE Industrial Partners Fund III GP, LP (“AE Fund III GP”), their general partner. AE Industrial Partners PBCI Aggregator, LP is controlled by AE Industrial Partners PBCI Aggregator GP, LP, its general partner. AE Industrial Partners Aerospace Opportunities, LP is controlled by AE Industrial Partners Aerospace Opportunities GP, LP, its general partner. The foregoing general partner entities are each managed by their respective general partner, AeroEquity GP, LLC. AeroEquity GP, LLC is controlled by its managing members, Michael Greene and David Rowe. Messrs. Greene and Rowe make all voting and investment decisions with respect to the securities held by AE Industrial Partners. Each of the entities and individuals named above disclaims beneficial ownership of the securities held by AE Industrial Partners, except to the extent of its pecuniary interest therein. The business address of each of the foregoing entities and persons is 6700 Broken Sound Pkwy NW, Boca Raton, FL 33487.
(7)The registered holders of the referenced shares are the following funds and accounts under management by subsidiaries of BlackRock, Inc.: BlackRock Private Equity Co-Investments; 2021 Aggregator Cayman Ltd.; BlackRock Growth Equity Fund Master Cayman Aggregator Ltd.; BR POF IV CAYMAN MASTER FUND, L.P.; BlackRock Private Opportunities Fund IV, L.P.; BlackRock Private Opportunities Fund IV Master SCSp; TSCL Private Markets Cayman Fund Ltd.; 1885 Private Opportunities Cayman Fund, Ltd.; Heathrow Forest Opportunities Fund, L.P.; Lincoln Pension Private Equity BR, L.P.; NHRS Private Opportunities Fund, L.P.; NDSIB Private Opportunities Fund Cayman Ltd.; Mutual of Omaha OF Cayman, Ltd.; BlackRock ERI Private Opportunities Master SCSp; Sullivan Way POF Cayman, Ltd; Total Alternatives Fund - Private Equity (B) LP; Total Alternatives Fund - Private Equity LP; 1824 Private Equity Fund, L.P.; Tango Capital Opportunities Fund, L.P.; BlackRock Private Investments Fund; OV Private Opportunities Cayman, Ltd.; SONJ Opportunities Cayman, Ltd.; Red River Direct Investment Fund III, L.P.; and MB BlackRock Holdings Cayman Ltd. BlackRock, Inc. is the ultimate parent holding company of such subsidiaries. On behalf of such subsidiaries, the applicable portfolio managers, as managing directors (or in other capacities) of such entities, and/or the applicable investment committee members of such funds and accounts, have voting and investment power over the shares held by the funds and accounts which are the registered holders of the referenced shares. Such portfolio managers and/or investment committee members expressly disclaim beneficial ownership of all shares held by such funds and accounts. The address of such funds and accounts, such subsidiaries and such portfolio managers and/or investment committee members is 50 Hudson Yards, New York, NY 10001. Shares shown include only the securities held in the name of BlackRock Private Equity Co-Investments, 2021 Aggregator Cayman Ltd., BlackRock Growth Equity Fund Master Cayman Aggregator Ltd., BR POF IV CAYMAN MASTER FUND, L.P., BlackRock Private Opportunities Fund IV, L.P., BlackRock Private Opportunities Fund IV Master SCSp, TSCL Private Markets Cayman Fund Ltd., 1885 Private Opportunities Cayman Fund, Ltd., Heathrow Forest Opportunities Fund, L.P., Lincoln Pension Private Equity BR, L.P., NHRS Private Opportunities Fund, L.P., NDSIB Private Opportunities Fund Cayman Ltd., Mutual of Omaha OF Cayman, Ltd., BlackRock ERI Private Opportunities Master SCSp, Sullivan Way POF Cayman, Ltd, Total Alternatives Fund - Private Equity (B) LP, Total Alternatives Fund - Private Equity LP, 1824 Private Equity Fund, L.P., Tango Capital Opportunities Fund, L.P., BlackRock Private Investments Fund, OV Private Opportunities Cayman, Ltd., SONJ Opportunities Cayman, Ltd., Red River Direct Investment Fund III, L.P., and MB BlackRock Holdings Cayman Ltd., and may not incorporate all shares deemed to be beneficially held by BlackRock, Inc.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Related Party Transactions

Other than compensation arrangements for our directors and Named Executive Officers, including those discussed in the section entitled “Executive Compensation” in Item 11 of Part III of this Annual Report on Form 10-K, the following is a description of each transaction since January 1, 2025 to which we were a participant or will be a participant, in which:

•the amounts involved exceeded or will exceed $120,000; and

•any of our directors, executive officers, or holders of more than 5% of our capital stock, or any member of the immediate family of, or person sharing the household with, the foregoing persons, had or will have a direct or indirect material interest.

Class P Unit Investment

In the fourth quarter of 2025, the Company issued and sold an aggregate of approximately 240,956 Class P Units to several investors, including funds affiliated with AE Industrial Partners, for an aggregate purchase price of approximately $241.0 million. Each Class P Unit initially had a preference amount of $1,000 and was converted into shares of our common stock at the time of the Corporate Conversion, at a conversion rate per unit equal to (i) the outstanding aggregate total preference amount of such Class P Unit, divided by (ii) our IPO price discounted by 20%. Funds affiliated with AE Industrial Partners purchased $91,656,473 of Class P Units and Monica Palko, our Chief Legal and Administrative Officer, purchased $250,000 of Class P Units. At the time of the Corporate Conversion, the Class P Units held by AE Industrial Partners and Ms. Palko had accrued dividends of $344,807.23 and $808.22, respectively, and converted into 3,933,871 and 9,221 shares of common stock, respectively.

Lending Arrangements

In connection with the First Amendment to the Term Loan Facility, Mr. Wallinger provided the Company with $10.0 million of loans under the Term Loan Facility, effective as of June 15, 2023. As of December 31, 2024 and 2023, approximately $10.0 million was recorded as long-term debt on the Company’s consolidated balance sheets related to these loans and approximately $2.4 million and $0.8 million of paid-in-kind interest on these loans had accrued as of December 31, 2024 and 2023, respectively. In November 2025, the Company repaid these loans with proceeds from the Credit Agreement.

Purchases of Design Services and Office Furniture

The Company contracts with Studio D Design to design, furnish and build out offices and manufacturing areas for certain of its facilities. The Company paid approximately $0.3 million for these services in the year ended December 31, 2025. Studio D Design is owned by Mr. Wallinger and his wife, Danielle Wallinger, and is managed by Mrs. Wallinger.

Tax Receivable Agreement

On January 28, 2026, we entered into the TRA with the TRA Holders (as defined below). The TRA is expected to remain effective until the earlier of an Early Termination (as described below) or such time as all of the Covered Tax Assets described below have been utilized or have expired and all related TRA obligations have been satisfied.

Parties to the Tax Receivable Agreement

TRA rights were offered to each person holding Class P Units of Midco II or partnership interests of Holdings (other than partners holding solely unvested partnership interests) as of immediately prior to the effectiveness of the Registration Statement. Each holder wishing to accept such rights executed the TRA and became a party to the rights and obligations thereunder (collectively, the “TRA Holders”) on January 28, 2026. Rights under the TRA were allocated pro rata according to the number of shares of our common stock held by each TRA Holder immediately following the Corporate Conversion and Holdings Liquidation. The parties to the TRA include all stockholders affiliated with AE Industrial Partners and BlackRock, Inc., each of our executive officers, and Tamra Erwin, who serves on our board of directors.

Covered Tax Assets

The TRA provides for payments in respect of the following attributes of the Company and its subsidiaries (the “Company Group”):

•tax credits and credit carryforwards of Company Group, including any foreign tax credits allowed under Code Sections 901 or 960 (or analogous or similar provision of law) and any research and development tax credit carryforward allowed under Code Section 41 (or analogous or similar provision of law);

•deductions that have accrued for U.S. federal, state, and local income tax purposes by the Company Group and for which the applicable deductions have been deferred by reason of Code Sections 163(e), 163(j), 170(d), 267 or other applicable section of the Code (or analogous or similar provision of law);

•net operating losses for U.S. federal, state, and local income tax purposes;

•U.S. federal, state and local income amortization and depreciation deductions attributable to any assets owned by the Company Group, including, for the avoidance of doubt, items arising with respect to “amortizable section 197 intangibles” (as defined in Code Sections 197(c) and (d) (or analogous or similar provision of law)) and/or Code Section 174 (or analogous or similar provision of law); and

•deductions available to the Company Group that relate to (i) costs and expenses incurred by the Company Group as a result of the consummation of the IPO; (ii) all success-based fees of professionals (including investment bankers and other consultants and advisors) paid by or on behalf of the Company Group (calculated taking into account any applicable election made pursuant to Revenue Procedure 2011-29 for any fees to which it applies) in connection with the IPO; (iii) the capitalized financing costs and expenses and any prepayment premium as a result of the satisfaction of any indebtedness in connection with the IPO; (iv) all sale, “stay-around,” retention, change of control or similar bonuses or payments paid to current or former employees, directors or consultants of the Company Group in connection with the IPO; (v) the exercise or cancellation of any option in connection with the IPO; (vi) any management agreement termination fees paid by or on behalf of the Company Group in connection with the consummation of the IPO; and (vii) any employment or social security taxes imposed with respect to any of the foregoing.

The Covered Tax Assets described were measured as of the consummation of the IPO.

Although the actual amount and timing of the utilization of the Covered Tax Assets will vary depending upon our future taxable income, the applicable tax laws and other factors, we expect that these attributes will reduce the amount of cash taxes that the Company Group would otherwise be required to pay in future taxable years.

Sharing of Tax Benefits

Under the TRA, we will pay the TRA Holders 85% of the aggregate cash tax savings that we actually realize (or are deemed to realize in certain circumstances described below) as a result of utilizing the Covered Tax Assets in any taxable year plus an interest charge that accrues at a rate of SOFR plus 300 basis points from the due date of the applicable U.S. federal income tax return utilizing the applicable Covered Tax Assets until the due date for payment (each, a “Tax Benefit Payment”). We will retain the remaining 15% of such cash tax savings.

The cash tax savings for a taxable year generally equals the excess, if any, of (i) the hypothetical liability for U.S. federal, state and local income taxes of the Company Group that would have been due in the absence of the Covered Tax Assets over (ii) the actual liability (taking into account the use of the Covered Tax Assets), in each case determined using the “with-and-without” methodology and the other computational conventions set forth in the TRA.

Timing of Payments; Interest

Within 45 days after filing the Company Group’s U.S. federal income tax return for a taxable year, we will deliver to the Rights Holder Representative (as defined in the TRA) a schedule showing our calculation of the realized tax benefit and the resulting Tax Benefit Payment due to the TRA Holders for such year. Tax Benefit Payments are generally due five business days after the schedule becomes final in accordance with the TRA. If we fail to make any required payment when due, the unpaid amount accrues interest at a per annum rate equal to SOFR plus 500 basis points until paid in full, and our payment obligations under the TRA may be accelerated as discussed below.

Early Termination and Acceleration

The TRA permits (or, in certain cases, requires) the acceleration of our payment obligations, in which case we would be required to make a lump-sum payment on the date specified in the TRA to the TRA Holders equal to (i) the present value of all anticipated future payments under the TRA (the “Early Termination Payment”), calculated using specified valuation assumptions and a discount rate equal to SOFR plus 100 basis points, (ii) any Tax Benefit Payment that is due and payable but unpaid as of the specified date in the TRA, and (iii) any Tax Benefit Payment due for the taxable year ending prior to, with or including the date specified in the TRA (except to the extent that such amount is included in the Early Termination Payment). Acceleration can occur upon:

•early voluntary termination by us;

•a change of control of the Company (including certain mergers, asset sales or other business combinations);

•certain dispositions of subsidiaries or assets such that Covered Tax Assets are transferred outside the Company Group; or

•a material breach by us of our obligations under the TRA.

Because the Early Termination Payment is based on assumptions regarding future taxable income and other factors, the payment could materially exceed the actual tax benefits that we ultimately realize. In either case, the TRA Holders will not reimburse us for any excess payments, and we will retain any additional benefits.

Impact on Our Liquidity and Indebtedness

The TRA obligations are solely our obligations; our subsidiaries will have no direct obligations under the agreement, provided that the TRA requires us to take commercially reasonable actions to cause members of the Company Group to pay dividends or make loans to us to make payments under the TRA. We expect to fund payments under the TRA from cash generated by our operations and, if necessary, borrowings under our credit facilities. The TRA does not materially limit our ability to incur debt, but our credit agreements may restrict our ability to make payments under the TRA under certain circumstances, provided that, the TRA requires us to use commercially reasonable efforts not to, and to cause our subsidiaries to use commercially reasonable efforts not to, enter into any agreement or indenture or any amendment or modification to any agreement or indenture that would directly or indirectly impede (or further impede) our ability to make payments pursuant to the TRA. If we are unable to make TRA payments when due, the unpaid amounts will accrue interest as described above, which could materially affect our results of operations and cash flows.

Additional Provisions

The TRA contains provisions regarding the preparation of schedules, dispute-resolution procedures, audit coordination and confidentiality. We will have responsibility for tax matters of the Company Group, although we must keep the Rights Holder Representative reasonably informed of matters that could affect TRA payments and the Rights Holder Representative has consent rights with respect to certain actions that might adversely impact Covered Tax Assets (including, for the avoidance of doubt, consent rights with respect to certain tax audits or proceedings relating to Covered Tax Assets or matters that could adversely affecting the timing or amount of payments under the TRA).

Risk Considerations

The obligations we incur under the TRA could be substantial and could materially adversely affect our liquidity. In certain circumstances, particularly an early termination or change of control, we could be required to make a significant lump-sum payment that may be greater than the cash tax savings that we expect to realize.

Registration Rights Agreement

On January 30, 2026, we entered into a registration rights agreement with AE Industrial Partners and certain other equityholders (the “Registration Rights Agreement”). AE Industrial Partners and such equityholders will be entitled to request that we register the shares held by them on a long-form or short-form registration statement on one or more occasions in the future, which registrations may be “shelf registrations.” AE Industrial Partners and such equityholders will also be entitled to participate in certain of our registered offerings, subject to the restrictions in the Registration Rights Agreement. We will pay AE Industrial Partners and such equityholders’ expenses in connection with their exercise of these rights. The registration rights described in this paragraph apply to (i) shares of our common stock held by AE Industrial Partners, the other equityholders party to the Registration Rights Agreement and their respective affiliates and (ii) any of our capital stock (or that of our subsidiaries) issued or issuable with respect to the common stock described in clause (i) with respect to any dividend, distribution, recapitalization, reorganization or certain other corporate transactions (“Registrable Securities”). These registration rights are also for the benefit of any subsequent holder of Registrable Securities; provided that any particular securities will cease to be Registrable Securities when they have been sold in a registered public offering, sold in compliance with Rule 144 of the Securities Act or repurchased by us or our subsidiaries. In addition, with the consent of the Company and holders of a majority of Registrable Securities, any Registrable Securities held by a person other than AE Industrial Partners, the other equityholders party to the Registration Rights Agreement and their respective affiliates will cease to be Registrable Securities if they can be sold without limitation under Rule 144 of the Securities Act.

Director Nomination Agreement

On January 28, 2026, we entered into a director nomination agreement (the “Director Nomination Agreement”) with AE Industrial Partners and Dirk Wallinger that provides such parties with the right to designate nominees to our board of directors, subject to certain conditions. The Director Nomination Agreement provides AE Industrial Partners the right to designate (i) 100% of the total number of directors comprising our board of directors (the “Total Number of Directors”) as nominees for election to our board of directors for so long as AE Industrial Partners controls, in the aggregate, 40% or more of the total number of shares of our common stock controlled by it and its affiliates upon completion of the IPO, as adjusted for any reorganization, recapitalization, stock dividend, stock split, reverse stock split or similar changes in our capitalization (the “Original Amount”); (ii) 40% of the Total Number of Directors for election to our board of directors for so long as AE Industrial Partners controls at least 30% and less than 40% of the Original Amount; (iii) 30% of the Total Number of Directors for election to our board of directors for so long as AE Industrial Partners controls at least 20% and less than 30% of the Original Amount; (iv) 20% of the Total Number of Directors for election to our board of directors for so long as AE Industrial Partners controls at least 10% and less than 20% of the Original Amount; and (v) one nominee for election to our board of directors for so long as AE Industrial Partners controls at least 10% of the Original Amount. For purposes of the Director Nomination Agreement, shares will be deemed “controlled” by AE Industrial Partners if it or its affiliates beneficially owns such shares, or possesses the right to direct the voting of such shares with respect to the election of the Company’s directors. In addition, the Director Nomination Agreement provides that Mr. Wallinger will be entitled to designate one nominee to our board of directors for so long as he beneficially owns, in the aggregate, at least 60% of the shares beneficially owned by him upon completion of the IPO. In each case, any applicable nominee nominated pursuant to the Director Nomination Agreement must comply with applicable law and stock exchange rules.

Voting Agreements

On January 28, 2026, the Voting Agreement Stockholders (as defined below) entered into voting agreements (collectively, the “Voting Agreements”) with the Company, pursuant to which such Voting Agreement Stockholders granted the Company the right to direct the voting of the shares of common stock held by such other stockholders with respect to the election of the Company’s directors. The following stockholders have executed and delivered Voting Agreements to the Company: each stockholding entity affiliated with BlackRock, Inc., each of our executive officers other than our CEO Dirk Wallinger, and 196 other pre-IPO equityholders holding an aggregate of approximately 45,150,909 shares of common stock following the Corporate Conversion and Holdings Liquidation (collectively, the “Voting Agreement Stockholders”). The Voting Agreement Stockholders agreed to execute and deliver Voting Agreements as consideration for AE Industrial Partner’s election to cause the Holdings Liquidation, which benefited such stockholders by enabling them to receive and directly own shares of our common stock following the IPO. The Company will exercise its rights under the Voting Agreements for the benefit of AE Industrial Partners pursuant to the terms of the Director Nomination Agreement.

The Voting Agreements provide the Company with the right to direct the voting of shares of common stock held by the Voting Agreement Stockholders with respect to matters relating to the nomination and election of the Company’s directors. The Voting Agreements do not restrict the right of any Voting Agreement Stockholder to transfer or dispose of shares or our common stock, subject to applicable securities law and any other contractual obligations to which such Voting Agreement Stockholder may be subject. Each Voting Agreement will terminate upon the earliest of: (i) the Company ceasing to be a “controlled company” within the meaning of the NYSE rules; (ii) the applicable Voting Agreement

Stockholder ceasing to own any securities of the Company; or (iii) the receipt of written notice from the Company terminating such agreement.

Consulting Agreement with AE Industrial Partners

On November 10, 2022, we and AE Industrial Partners, together with AE Industrial Operating Partners, LLC (“AE Operating”), an affiliate of AE Industrial Partners, entered into an agreement for consulting services related to our operations. Pursuant to this agreement, we have utilized AE Operating, the operating and consulting arm of AE Industrial Partners, for consulting services and paid to AE Operating and AE Industrial Partners related fees and expenses. We paid approximately $1.3 million for the year ended December 31, 2025, in connection with services provided by AE Operating and AE Industrial Partners. Additionally, the Company paid $7.3 million to AE Industrial Partners during the year ended December 31, 2025 for certain transaction related costs. On January 30, 2026, we entered into an amended and restated consulting services agreement with AE Operating, pursuant to which the Company will pay AE Operating an annual fee of approximately $2,400,000 for consulting and advisory services until the earlier of: (i) two years following the completion of our IPO or (ii) the time AE Industrial Partners beneficially owns less than 10% of our outstanding common stock.

Indemnification of Officers and Directors and Insurance

Our certificate of incorporation and bylaws provide that we will indemnify each of our directors and officers to the fullest extent permitted by Delaware law. In addition, we have entered into indemnification agreements with each of our directors and executive officers in connection with the IPO. We also have purchased directors’ and officers’ liability insurance.

Directed Share Program

At our request, the underwriters for the IPO reserved up to 5% of the shares of common stock offered in our IPO, at the IPO price, to certain individuals associated with the Company and AE Industrial Partners. Except for reserved shares purchased by our executive officers and directors, these reserved shares of common stock are subject to the lock-up restrictions described in the Registration Statement.

Related Person Transaction Policies and Procedures

We have adopted formal written procedures for the review, approval, or ratification of transactions with related persons, or the Related Person Transaction Policies and Procedures. The Related Person Transaction Policies and Procedures will provide that the audit committee of our board of directors will be charged with reviewing for approval or ratification all transactions with “related persons” (as defined in paragraph (a) of Item 404 of Regulation S-K) that are brought to the audit committee’s attention.

All of the transactions described above were entered into prior to the adoption of the Related Person Transaction Policies and Procedures.

Director Independence

Based on information provided by each of our directors concerning his or her background, employment and affiliations, our board of directors has determined that each of Tamra Erwin, Reggie Brothers, Andrew Boyd and General (RET) James McConville are independent in accordance with the NYSE rules. In making this determination, our board of directors considered the relationships that each such director has with the Company and all other facts and circumstances that our board of directors deemed relevant in determining their independence, including beneficial ownership of our common stock. See “Directors, Executive Officers and Corporate Governance” in Item 10 of Part III of this Annual Report on Form 10-K for a description of our status as a “controlled company” under NYSE rules.

Item 14. Principal Accounting Fees and Services
Grant Thornton LLP has served as our independent registered public accounting firm since October 2025 when Midco II was formed and as the independent registered public accounting firm of Midco I. The following table sets forth the aggregate fees billed for various professional services rendered by Grant Thornton LLP for the year ended December 31, 2025 (in thousands).

December 31,
2025
Audit Fees(1)	$2,825
Audit-Related Fees(2)	—
Tax Fees(3)	—
All Other Fees(4)	—
Total Fees	$2,825
(1) Represents the aggregate fees billed for the annual audit of financial statements, reviews of quarterly financial statements, and professional services rendered in connection with our Registration Statement on Form S-1 related to our IPO completed in January 2026, including the issuance of comfort letters and consents.

(2) Represents the aggregate fees billed for professional services provided in connection with assurance and related services that are reasonably related to the performance of the audit or review of our financial statements and are not reported under “Audit Fees.”

(3) Represents the aggregate fees billed for professional services provided in connection with tax compliance, tax advice, and tax planning.

(4) Represents fees for all other products and services that are not reported above.

Audit Committee Pre-Approval of Audit and Non-Audit Services

All of the services listed in the above table were approved by the appropriate governing body prior to the adoption of the charter of the Audit Committee, which occurred in connection with the completion of the IPO. Consistent with the requirements of the SEC and the Public Company Accounting Oversight Board regarding auditor independence, our Audit Committee is responsible for the appointment, compensation, and oversight of the Company’s independent auditor. In recognition of this responsibility, the charter of the Audit Committee requires the pre-approval of all audit and permitted non-audit services provided by the Company’s independent auditor. The Audit Committee has adopted a policy that requires advance approval of all audit services as well as non-audit services to the extent required by the Exchange Act and the Sarbanes-Oxley Act of 2002. Unless the specific service has been previously pre-approved with respect to that year, the Audit Committee must approve the permitted service before the independent auditor is engaged to perform it.

Part IV
Item 15. Exhibits, Financial Statement Schedules
(a) The following documents are filed as part of this Annual Report on Form 10-K:

1. Financial Statements

Our consolidated financial statements are listed in the “Index to Consolidated Financial Statements” in Item 8 of Part II of this Annual Report on Form 10-K.

2. Financial Statement Schedules

All schedules have been omitted as the required information is either included in the consolidated financial statements or notes thereto, or not required, or not applicable.

3. See Item 15(b)

(a)Exhibits:

Exhibit Number	Description of Document

3.1	Certificate of Incorporation of York Space Systems inc. (incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K filed with the SEC on January 30, 2026)

3.2	Bylaws of York Space Systems Inc. (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed with the SEC on January 30, 2026)

4.1
Registration Rights Agreement, dated as of January 30, 2026, by and among York Space Systems Inc. and the stockholders party thereto (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on January 30, 2026)

4.2*	Description of Common Stock

10.1
Credit Agreement, dated as of November 14, 2025, by and among Yellowstone Interco Holdings, LLC, Yellowstone Borrower, LLC, the lenders party thereto and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 10.1 to the Registration Statement on Form S-1 filed with the SEC on November 17, 2025).

10.2
Amendment No. 1, dated as of November 21, 2025, to the Credit Agreement, dated as of November 14, 2025, by and among Yellowstone Interco Holdings, LLC, Yellowstone Borrower, LLC, the lenders party thereto and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 10.2 to the Registration Statement on Form S-1 filed with the SEC on December 15, 2025)

10.3+
Offer Letter, dated March 21, 2021, as amended, by and between Kevin Messerle and York Space Systems, LLC (incorporated by reference to Exhibit 10.2 to the Registration Statement on Form S-1 filed with the SEC on November 17, 2025)

10.4+
Offer Letter, dated August 2, 2023, by and between Devjyoti Rudra and York Space Systems, LLC (incorporated by reference to Exhibit 10.3 to the Registration Statement on Form S-1 filed with the SEC on November17, 2025)

10.5	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.5 to the Registration Statement on Form S-1 filed with the SEC on January 16, 2026)

10.6
Tax Receivable Agreement, dated as of January 28, 2026, by and among York Space Systems Inc. and the stockholders party therto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on January 30, 2026)

10.7+	York Space Systems Inc. 2026 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.7 to the Registration Statement on Form S-1 filed with the SEC on January 16, 2026)

10.8+	Form of Restricted Stock Unit Grant Notice and Award Agreement (incorporated by reference to Exhibit 10.8 to the Registration Statement on Form S-1 filed with the SEC on January 16, 2026)

10.9+	Form of Restricted Stock Award Grant Notice and Agreement (Employee Form) (incorporated by reference to Exhibit 10.9 to the Registration Statement on Form S-1 filed with the SEC on January 16, 2026)

10.10+
Form of Restricted Stock Award Grant Notice and Agreement (Non-Employee Form) (incorporated by reference to Exhibit 10.10 to the Registration Statement on Form S-1 filed with the SEC on January 16, 2026)

10.11
Director Nomination Agreement, dated as of January 28, 2026, by and among York Space Systems Inc. and the stockholders party thereto (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on January 30, 2026)

10.12	Form of Voting Agreement (incorporated by reference to Exhibit 10.12 to the Registration Statement on Form S-1 filed with the SEC on January 16, 2026)

10.13
Amended and Restated Consulting Agreement, dated as of January 30, 2026, between York Space Systems, Inc., AE Industrial Operating Partners, LLC and AE Industrial Partners, LP (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed with the SEC on January 30, 2026)

10.14
Lease, dated September 22, 2021, between The GC Net Lease (Greenwood Village) Investors, LLC and York Space Systems LLC (incorporated by reference to Exhibit 10.14 to the Registration Statement on Form S-1 filed with the SEC on January 16, 2026)

10.15
Lease, effective July 18, 2023, by and between Westcore CG Potomac Park, LLC and York Space Systems LLC (incorporated by reference to Exhibit 10.15 to the Registration Statement on Form S-1 filed with the SEC on January 16, 2026)

19.1*	Insider Trading Policy

21.1*	Subsidiaries of the Registrant

23.1*	Consent of Grant Thornton LLP

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

97*	Compensation Recoupment (Clawback) Policy of York Space Systems Inc.
*Filed herewith
** Furnished herewith (such certification shall not be deemed “filed” for purposes of Section 18 of the Exchange Act, except to the extent that the Company specifically incorporates it by reference).
+ Indicates a management contract or compensatory plan or agreement.

Item 16. Form 10-K Summary
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 19, 2026	York Space Systems Inc.

	By:	/s/ Dirk Wallinger
Dirk Wallinger
Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Dirk Wallinger	Chief Executive Officer and Director
Dirk Wallinger	(Principal Executive Officer)	March 19, 2026

/s/ Kevin Messerle	Chief Financial Officer
Kevin Messerle	(Principal Financial Officer)	March 19, 2026

/s/ Brian Frantz	Chief Accounting Officer
Brian Frantz	(Principal Accounting Officer)	March 19, 2026

/s/ Kirk Konert
Kirk Konert	Chairman of the Board of Directors	March 19, 2026

/s/ Andrew Boyd
Andrew Boyd	Director	March 19, 2026

/s/ Reggie Brothers
Reggie Brothers	Director	March 19, 2026

/s/ Tamra Erwin
Tamra Erwin	Director	March 19, 2026

/s/ Tyler Letarte
Tyler Letarte	Director	March 19, 2026

/s/ General (RET) James McConville
General (RET) James McConville	Director	March 19, 2026