Form 10-Q
period 2026-03-31
York Space Systems Inc.
filed 2026-05-15
CIK 2086587

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________________________
FORM 10-Q
______________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2026
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☐	Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The registrant has 129,694,458 shares of common stock outstanding as of May 12, 2026.

i

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q (this “Quarterly Report on Form 10-Q”) contains forward-looking statements within the meaning of, and we intend such forward-looking statements to be covered by, the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified. These risks and other factors include, but are not limited to, those listed under “Risk Factors” in Item 1A of Part I of our Annual Report on Form 10-K for the year ended December 31, 2025 (the “2025 Annual Report on Form 10-K”). In some cases, you can identify forward-looking statements by terminology such as “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “objective,” “ongoing,” “plan,” “predict,” “project,” “potential,” “should,” “will,” “would,” or the negative of these terms or other comparable terminology. In particular, statements about the markets in which we operate, including growth of our various markets, statements about potential new products and product innovation and our expectations, beliefs, plans, strategies, objectives, prospects, assumptions, or future events or performance contained in the section ‘Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 2 Part I of this Quarterly Report on Form 10-Q are forward-looking statements. Forward-looking statements include, but are not limited to, statements about:

•our market opportunity, addressable market and the potential growth of that market;
•our M&A strategy, business plans, inventory building, outcomes, and growth prospects;
•Expectations regarding government agencies, programs and actions;
•the timing consummation and acquisition of All.Space Holdings, inc. ("All.Space");
•benefits expected from the acquisitions of Orbion Space Technologies, Inc. ("Orbion") and All.Space;
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
•the potential inability to realize our backlog;
•difficulties or disruptions in consummating future acquisitions and integrating the operations of acquired companies into our business, and in realizing the expected benefits of these transactions, including with respect to Orbion and All.Space;

•we may experience cost overruns on our contracts, including before final receipt of a contract, which would require us to absorb the excess costs and potentially reduce our cash flow and profitability;
•concentration of our customers and backlog;
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
ii

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
•we have substantial indebtedness, and we may not be able to generate sufficient cash to service all of such indebtedness; and
•the other factors set forth under “Risk Factors” in Item 1A of Part I of the 2025 Annual Report on Form 10-K.

We have based the forward-looking statements contained in this Quarterly Report on Form 10-Q primarily on our current expectations and projections about future events and trends that we believe may affect our business, financial condition, results of operations, prospects, business strategy, and financial needs. The outcome of the events described in these forward-looking statements is subject to risks, uncertainties, assumptions, and other factors described under “Risk Factors” in Item 1A of Part I of our 2025 Annual Report on Form 10-K and elsewhere in our 2025 Annual Report on Form 10-K. These risks are not exhaustive. Other sections of our 2025 Annual Report on Form 10-K and this Quarterly Report on Form 10-Q include additional factors that could adversely affect our business and financial performance. Moreover, we operate in a very competitive and rapidly changing environment. New risks and uncertainties emerge from time to time, and it is not possible for us to predict all risks and uncertainties that could have an impact on the forward-looking statements contained in this Quarterly Report on Form 10-Q. We cannot be sure that the results, events, and circumstances reflected in the forward-looking statements will be achieved or occur, and actual results, events or circumstances could differ materially from those described in, or implied by, the forward-looking statements. We undertake no obligation to update any forward-looking statements made in this Quarterly Report on Form 10-Q to reflect events or circumstances after such date or to reflect new information or the occurrence of unanticipated events, except as required by law.

In addition, statements that “we believe” and similar statements reflect our beliefs and opinions on the relevant subject. These statements are based upon information available to us as of the date of this Quarterly Report on Form 10-Q, and while we believe that information forms a reasonable basis for such statements, that information may be limited or incomplete, and our statements should not be read to indicate that we have conducted an exhaustive inquiry into, or review of, all potentially available relevant information.
iii

PART I
Item 1. Condensed Consolidated Financial Statements (Unaudited)
INDEX TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
York Space Systems Inc.

York Space Systems Inc.
Condensed Consolidated Balance Sheets (Unaudited)
(Dollars in thousands, except shares, units, per share and per unit amounts)

	As of March 31, 2026	As of December 31, 2025
Assets
Current assets
Cash and cash equivalents	$655,693	$162,573
Accounts receivable, net	3,931	11,539
Inventories	34,206	18,747
Prepaid expenses and other current assets	16,203	31,478
Contract assets	96,573	76,809
Capitalized commissions, net	5,107	6,661
Total current assets	811,713	307,807
Fixed assets, net	49,946	46,293
Right of use assets, net	28,747	24,683
Goodwill	737,385	674,262
Other intangibles, net	414,916	407,925
Other assets	6,347	14,415
Total assets	$2,049,054	$1,475,385
Liabilities, Temporary Equity and Stockholders' Equity/Member's Capital
Current liabilities
Contract liabilities	$28,565	$110,275
Accounts payable and accrued expenses	103,654	68,358
Operating lease liabilities, current	4,074	3,260
Income taxes payable	528	672
Long-term debt, current	4,688	3,750
Deferred commissions, current	5,391	5,038
Total current liabilities	146,900	191,353
Operating lease liabilities, less current portion	26,425	23,161
Deferred commissions, less current portion	1,127	2,110
Long-term debt, net	143,189	144,962
Derivative liability associated with Class P Units	—	93,411
Other liabilities	3,405	3,353
Deferred income tax liability	5,657	6,096
Total liabilities	$326,703	$464,446
Commitments and contingencies (See Note 13)
Temporary Equity
Class P Units (0 and 240,956,348 units authorized, issued and outstanding at March 31, 2026 and December 31, 2025, respectively; $0 and $241,498 liquidation preference as of March 31, 2026 and December 31, 2025, respectively)	—	143,115
Stockholders' Equity/Member's Capital
Common units (0 and 50,000,000 authorized, issued and outstanding at March 31, 2026 and December 31, 2025, respectively)	—	1,135,910
Common stock ($0.0001 par value per share; 1,000,000,000 and 0 authorized at March 31, 2026 and December 31, 2025, respectively; 127,609,213 and 0 issued and outstanding at March 31, 2026 and December 31, 2025, respectively)	13	—
Additional paid-in-capital	2,105,387	—
Accumulated other comprehensive income (loss)	815	936
Accumulated deficit	(383,864)	(269,022)
Total stockholders' equity/member's capital	1,722,351	867,824
Total liabilities, temporary equity, and stockholders' equity/member's capital	$2,049,054	$1,475,385
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

York Space Systems Inc.
Condensed Consolidated Statements of Operations and Comprehensive Loss (Unaudited)
(Dollars in thousands, except shares and per share amounts)

	For the three months ended March 31,
	2026	2025
Revenue	$116,343	$106,252
Cost of revenues	94,193	81,650
Gross profit	22,150	24,602
Operating expenses
Selling, general and administrative expenses	36,706	26,801
Stock-based compensation expense	84,696	—
Research and development expenses	5,289	4,401
Transaction costs	5,925	31
Total operating expenses	132,616	31,233
Loss from operations	(110,466)	(6,631)
Other (expense) income
Interest expense	(2,899)	(7,059)
Interest income	4,620	541
Other (expense) income, net	(6,207)	114
Total other expense	(4,486)	(6,404)
Loss before provision for income taxes	(114,952)	(13,035)
Income tax benefit	110	1,306
Net loss	$(114,842)	$(11,729)
Foreign currency translation adjustment	(121)	485
Comprehensive loss	$(114,963)	$(11,244)
Net loss per common share
Net loss	$(114,842)	$(11,729)
Less: Accretion of Class P Units	192	—
Less: Deemed dividend on Conversion of the Class P Units upon IPO	60,722	—
Net loss available to common shareholders	$(175,756)	$(11,729)
Basic and diluted net loss per share	$(1.51)	$(0.12)
Weighted average common shares outstanding
Basic and diluted weighted common shares outstanding	116,022,676	95,141,928
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

York Space Systems Inc.
Condensed Consolidated Statements of Changes in Stockholders' Equity/Member’s Capital and Temporary Equity (Unaudited)
(Dollars in thousands, except units and shares)

	Redeemable Preferred Units		Class P Units		Common Units		Common Stock		Additional paid-in-capital	Accumulated deficit	Accumulated other comprehensive income (loss)	Total Member’s Capital
	Units	Amount	Units	Amount	Units	Amount	Shares	Amount
Balance at December 31, 2024	56,619,831	$68,413	—	$—	1,078,929,080	$963,213	—	$—	$—	$(184,485)	$(810)	$777,918
Accretion of Redeemable preferred units	—	2,109	—	—	—	(2,109)	—	—	—	—	—	(2,109)
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	—	—	485	485
Net loss	—	—	—	—	—	—	—	—	—	(11,729)	—	(11,729)
Balance at March 31, 2025	56,619,831	$70,522	—	$—	1,078,929,080	$961,104	$—	$—	$—	$(196,214)	$(325)	$764,565

	Redeemable Preferred Units		Class P Units		Common Units		Common Stock		Additional paid-in-capital	Accumulated deficit	Accumulated other comprehensive income (loss)	Total Stockholders' Equity
	Units	Amount	Units	Amount	Units	Amount	Shares	Amount
Balance at December 31, 2025	—	$—	240,956,348	$143,115	50,000,000	$1,135,910	—	$—	$—	$(269,022)	$936	$867,824
Accretion of Class P Units	—	—	—	192	—	(192)	—	—	—	—	—	(192)
Conversion of Class P Units into shares of common stock	—	—	(240,956,348)	(143,307)	—	—	8,885,674	1	302,112	—	—	302,113
Deemed dividend on conversion of the Class P Units into shares of common stock	—	—	—	—	—	—	—	—	(60,722)	—	—	(60,722)
Conversion of common units into shares of common stock	—	—	—	—	(50,000,000)	(1,135,718)	97,411,398	10	1,135,708	—	—	—
Issuance of common stock in connection with IPO, net of underwriting discounts and commissions and other offering costs	—	—	—	—	—	—	18,500,000	2	583,413	—	—	583,415
Issuance of common stock for acquisition of Orbion	—	—	—	—	—	—	2,812,141	—	60,180	—	—	60,180
Stock-based compensation expense	—	—	—	—	—	—	—	—	84,696	—	—	84,696
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	—	—	(121)	(121)
Net loss	—	—	—	—	—	—	—	—	—	(114,842)	—	(114,842)
Balance at March 31, 2026	—	$—	—	$—	—	$—	127,609,213	$13	$2,105,387	$(383,864)	$815	$1,722,351
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

York Space Systems Inc.
Condensed Consolidated Statements of Cash Flows (Unaudited)
(Dollars in thousands)

	For the three months ended March 31,
	2026	2025
Cash flows from operating activities
Net loss	(114,842)	(11,729)
Adjustments to reconcile net loss to net cash (used in)/provided by operating activities:
Depreciation and amortization	16,103	12,036
Stock-based compensation expense	84,696	—
Amortization of debt issuance costs	207	209
Non-cash lease expense	980	636
Amortization of capitalized commissions	1,514	2,044
Deferred taxes	(503)	(1,298)
Loss on equity investment	1,538	—
Other, net	5,789	(142)
Changes in assets and liabilities, net of the effect of acquisitions:
Accounts receivable, net	8,232	(613)
Inventories	(16,036)	8,962
Prepaid expenses and other current assets	11,125	2,819
Contract assets	(19,764)	(43,027)
Other long-term assets	(77)	(5)
Contract liabilities	(84,726)	(58,912)
Accounts payable and accrued expenses	22,965	10,668
Deferred commissions	(630)	(1,255)
Income taxes payable	(131)	—
Related party payables	—	626
Other long-term liabilities	71	83
Right-of-use assets and operating lease liabilities, net	(966)	(598)
Net cash (used in) operating activities	(84,455)	(79,496)
Cash flows from investing activities
Capital expenditures	(2,148)	(1,173)
Equity investments	(3,150)	—
Acquisition of business, net of cash acquired	(10,778)	—
Issuance of notes receivable	—	(2,500)
Proceeds from settlement of notes receivable	5,000	—
Net cash (used in) investing activities	(11,076)	(3,673)
Cash flows from financing activities
Proceeds from issuance of common stock in connection with the IPO, net of underwriting discounts and commissions	592,833	—
Payment of offering costs in connection with the IPO	(3,192)	—
Repayment of principal on long-term debt	(938)	—
Net cash provided by financing activities	588,703	—
Net increase/(decrease) in cash and cash equivalents	493,172	(83,169)
Effect of exchange rate changes on cash	(52)	65
Cash and cash equivalents, beginning of period	162,573	104,656
Cash at end of period	$655,693	$21,552
Supplemental disclosures of cash flow information
Cash payments for interest	$3,064	$6,292
Cash (refunded)/paid for taxes	(14)	—
Noncash operating, investing, and financing
Changes in accounts payable and accruals for purchases of fixed assets	1,343	358
Conversion of common units into shares of common stock upon IPO	1,135,718	—
Conversion of Class P Units into shares of common stock upon IPO	241,391	—
Issuance of common shares for acquisition of Orbion	60,180	—
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

York Space Systems Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
(Dollars in thousands, except shares, units, per share and per unit amounts)

Note 1. Description of Business and Basis of Presentation
Description of Business

York Space Systems Inc. is a leading, U.S.-based, national defense and commercial prime providing a comprehensive suite of mission-critical solutions for national security, government and commercial customers. The Company is one of the only space and defense primes with proprietary hardware and software capabilities designed to address its customers’ complex mission requirements across the critical elements of the entire space ecosystem throughout the entire mission lifecycle. All references in this Quarterly Report on Form 10-Q to the "Company,” “York,” “we,” “us” and “our” refer to York Space Systems Inc. and its consolidated subsidiaries.

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

The Company’s primary operating subsidiary, York Space Systems, LLC was founded in 2012 to create an innovative space technology mission prime, with a goal of meeting the evolving national security threats from space by providing mission-critical spacecraft at scale, faster, and at lower cost.

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

Prior to October 3, 2025, the Company operated through Yellowstone Midco Holdings, LLC (“Midco I”). On October 3, 2025, all of the outstanding equity of Midco I, including both redeemable preferred and common units, was contributed to Midco II (the “Common Control Reorganization”) and, as a result, Midco I became a wholly owned subsidiary of Midco II. Immediately prior to the Common Control Reorganization, both Midco I and Midco II were wholly-owned subsidiaries of Yellowstone Ultimate Holdings, LP, (“Holdings”), a limited partnership that was controlled by investment funds managed by AE Industrial Partners, LP (“AE Industrial Partners”).

At the time of the Corporate Conversion, all Class P units of Midco II (the "Class P Units") converted into 8,885,674 shares of our common stock which was calculated as an amount of shares equal to (i) the outstanding aggregate total preference amount of such Class P Unit, divided by (ii) the IPO price discounted by 20% and all outstanding common units of Midco II converted into an aggregate of 99,558,713 shares of common stock, including 2,269,473 shares of unrestricted common stock distributed in respect of vested Class B units (the “Incentive Units”) in Holdings and 2,147,313 shares of restricted stock distributed in respect of unvested Incentive Units, in each case, in connection with the Incentive Unit Distributions (as defined below).

Immediately following the Corporate Conversion, Holdings distributed all common stock received upon conversion of the common units of Midco II to its limited partners and liquidated (the “Holdings Liquidation”). In connection with that action, vested and unvested Incentive Units (the “Incentive Unit Distributions”) were distributed. Certain shares of common stock distributed in respect of unvested Incentive Units are subject to time vesting and the recipients of such shares have entered into restricted stock agreements with us in connection with the receipt of such shares. As a result of the Holdings Liquidation, all partners of Holdings, including investment funds managed by AE Industrial Partners, became direct holders of the Company's common stock.

York Space Systems Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
(Dollars in thousands, except shares, units, per share and per unit amounts)

The Common Control Reorganization is considered a reorganization of entities under common control. Amounts for the period from January 1, 2025 through March 31, 2025 presented in the unaudited condensed consolidated financial statements and accompanying notes herein represent the historical operations of Midco I. The amounts as of March 31, 2026 and for the period from January 1, 2026 through March 31, 2026 reflect the consolidated operations of the Company.

Initial Public Offering

On January 29, 2026, the Company's common stock began trading on the New York Stock Exchange (the "NYSE") under the ticker "YSS". In its IPO, the Company sold a total of 18.5 million shares of its common stock at a public offering price of $34.00 per share, for an aggregate offering price of $629.0 million. The Company received net proceeds of $583.4 million, net of $36.2 million of underwriting discounts and commissions and $9.4 million of other offering costs. The proceeds from the IPO will be used for general corporate and working capital purposes.

Basis of Presentation
The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”). The unaudited condensed consolidated financial statements include the Company’s accounts and the accounts of the Company’s wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

Pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”), certain information and footnote disclosures required by GAAP for annual financial statements have been condensed or omitted from these interim financial statements. Accordingly, these financial statements should be read in conjunction with the audited consolidated financial statements and notes included in the Company’s 2025 Annual Report on Form 10-K, filed with the SEC on March 19, 2026. The results for the interim periods may not be indicative of results for the full year.

Note 2. Summary of Significant Accounting Policies
The Company's significant accounting policies are consistent with those disclosed in Note 2 to the audited financial statements included in the 2025 Annual Report on Form 10-K.
Use of Estimates

The preparation of the unaudited condensed consolidated financial statements in accordance with GAAP requires the Company to make estimates and judgments that affect the reported amounts of assets and liabilities and the disclosures of contingencies at the reporting date, as well as the reported amounts of revenue and expenses during the reporting periods. Estimates have been prepared using the most recent and best available information. Although management believes the estimates that have been used are reasonable, actual results could materially differ from the estimates that were used. Adjustments, if any, to the estimates used are made prospectively based upon such periodic evaluation.
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

York Space Systems Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
(Dollars in thousands, except shares, units, per share and per unit amounts)

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
Fair Value Measurements
The Company measures certain assets and liabilities at fair value. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants on the measurement date. Under the fair value standards, fair value is based on the exit price in the principal or most advantageous market for the asset or liability. The fair value measurement hierarchy is based on whether the inputs to those valuation techniques are observable or unobservable. Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect internal market assumptions. The following hierarchy classifies the inputs used to determine fair value into three levels:
•Level 1 – Quoted prices in active markets for identical assets or liabilities;
•Level 2 – Inputs, other than quoted prices in active markets, that are observable either directly or indirectly; and
•Level 3 – Unobservable inputs in which there is little or no market data and that are significant to the fair value of the assets and liabilities.
Valuation techniques that maximize the use of observable inputs are favored. Assets and liabilities are classified in their entirety based on the lowest priority level of input that is significant to the fair value measurement. The assessment of the significance of an input to the fair value measurement requires judgment and may affect the valuation of the fair value of assets and liabilities and their placement within the fair value hierarchy levels. Reclassifications of fair value between Level 1, Level 2 and Level 3 of the fair value hierarchy, if applicable, are made at the end of each reporting period. See Note 12 – Fair Value Measurements for further details.
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
The Company’s revenues are primarily derived from firm-fixed-price (“FFP”) contracts with both domestic U.S. Federal Government-controlled agencies as well as commercial customers, and the Company recognizes revenue for these arrangements over time. These contracts generally span several years in duration. Revenue arrangements where revenue is

York Space Systems Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
(Dollars in thousands, except shares, units, per share and per unit amounts)
recognized at a point in time are immaterial as a percentage of total revenues to the unaudited condensed consolidated financial statements.
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
The Company’s typical contracts include two performance obligations. The first performance obligation consists of the combined design, development, and integration of a specified number of satellites on payloads constituting a fully functional constellation of satellites once successfully launched in space, as well as the design, development, and delivery of the hardware and software components constituting a ground system missions control to strategically operate the satellites to obtain mission critical data. The Company has determined that the various promises constitute a single combined performance obligation because the Company deemed each promise to not be individually distinct within the context of the contract since the Company performs a significant service of integrating the inputs into a combined output for which the customer has contracted: that is, a fully functional constellation of satellites that reports real-time information to the customer for strategic operations of the customer. Further, the Company concluded that the hardware and software developed for the customer and installed at the customer’s ground missions control are highly interdependent and highly interrelated with the satellites. The hardware and software serve as an interface to obtain the desired data from the constellation. The software enables the satellites to maneuver in space and communicate with each other and the ground systems in order to perform their intended function.
The second performance obligation consists of operations and maintenance services that operate the ground systems by sending instructions and commands to the satellites, obtaining data from the satellites, as well as maintenance and updates to the software. The Company concluded that these services constitute a series of daily time increments that are satisfied over time.
Customer contracts also typically include customer options to acquire additional operations and maintenance services. The pricing of these options is reflective of the standalone selling price for these services and therefore, does not provide the customer with a material right that would constitute a separate performance obligation. Instead, the options are accounted for only when the customer exercises the option to purchase the additional services.
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

York Space Systems Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
(Dollars in thousands, except shares, units, per share and per unit amounts)
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
For the design and build of the satellites and ground systems performance obligation, the Company recognizes revenue using the percentage-of-completion (“POC”) method, based on the proportion of total costs incurred relative to total estimated costs at completion (“EAC”). An EAC includes all direct costs and indirect costs directly attributable to a contract or allocable based on the Company’s project cost pooling arrangements. The Company believes that this method represents the most faithful depiction of the Company’s performance because it directly measures value transferred to the customer. Contract estimates are based on various assumptions to project the outcome of future events that may span several years. These assumptions include, but are not limited to, the amount of time to complete the contract, including the assessment of the nature and complexity of the work to be performed; the cost and availability of materials; the availability of subcontractor services and materials; and the availability and timing of funding from the customer. The Company bears the risk of changes in estimates to complete on FFP contracts, which may cause profit levels to vary from period to period. For the operations and maintenance services performance obligation, the Company recognizes revenue on a straight-line basis over time.
Contracts are often modified for changes in contract value, specifications or requirements, which may result in scope as well as price changes. Most of the Company’s contract modifications are for goods or services that are not distinct in the context of the contract and are therefore accounted for as part of the original performance obligation through a cumulative EAC adjustment.
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
U.S. Federal Government Contracts
The Company has engineering and construction contracts with the U.S. Federal Government, which typically provide the customer with the unilateral right to cancel the contract whenever the federal buying agency deems the cancellation is in the public interest. Under a termination for convenience clause, the Company is entitled to recover all costs incurred to the termination date, plus other costs not recovered at termination (such as ongoing costs not able to be discontinued, for

York Space Systems Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
(Dollars in thousands, except shares, units, per share and per unit amounts)
example, rental costs), as well as an allowance for profit or fee. The U.S. Federal Government also typically has the right to the goods produced and in process under the contract at the time of a termination.
Transaction Costs
Transaction costs include finder's fees, legal, accounting and other professional costs related to potential and closed acquisition activity, as well as non-recurring costs related to the IPO that are not eligible to be deferred IPO costs. Costs related to the revision or issuance of new debt are recorded as deferred financing costs.

Acquisitions
The Company accounts for its acquisitions from the date upon which it obtains control over one or more other businesses (even if less than 100% ownership is acquired), to recognize the fair value of all assets acquired and liabilities assumed and to establish the acquisition date fair value as of the measurement date.
While the Company uses its best estimates and assumptions as part of the purchase price allocation process to accurately value assets acquired and liabilities assumed at the business combination date, the estimates and assumptions are inherently uncertain and subject to refinement. As a result, during the measurement period, which may be up to one year from the business combination date, the Company records adjustments to the assets acquired and liabilities assumed, with the corresponding offset to goodwill. For changes in the valuation of intangible assets between the preliminary and final purchase price allocation, the related amortization is adjusted in the period it occurs. Subsequent to the measurement period, any adjustments to assets acquired or liabilities assumed is included in operating results in the period in which the adjustment is identified. Transaction costs that are incurred in connection with a business combination, other than costs associated with the issuance of debt or equity securities, are expensed as incurred. The Company capitalizes acquisition-related costs and fees associated with asset acquisitions and immediately expenses acquisition-related costs and fees associated with business combinations.
Recently Adopted Accounting Pronouncements

The Company did not adopt any accounting pronouncements during the three months ended March 31, 2026.

The Company considered all other recently issued accounting pronouncements and does not believe the adoption of such pronouncements will have a material impact on its unaudited condensed consolidated financial statements or notes thereto.

Note 3. Revenues
The table below presents revenues disaggregated by type of customer for the following periods:

	For the three months ended
	March 31, 2026	March 31, 2025
Government	$114,308	$100,889
Commercial and other	2,035	5,363
Total revenues	$116,343	$106,252
For the three months ended March 31, 2026 and 2025, 99% and 97%, respectively, of the Company’s revenues were derived in the U.S. market. Approximately 99% and 94% of revenues for the three months ended March 31, 2026 and 2025 respectively, were derived from one customer.

York Space Systems Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
(Dollars in thousands, except shares, units, per share and per unit amounts)

Contract balances

	As of
	March 31, 2026	December 31, 2025
Contract assets	$96,573	$76,809

Contract liabilities	$28,565	$110,275

The increase in contract assets during the three months ended March 31, 2026 was primarily driven by revenue recognized for services rendered that had not yet been billed to the customer.

The decrease in contract liabilities during the three months ended March 31, 2026 was primarily driven by satisfaction of performance obligations for services previously billed to the customer. Revenue recognized during the three months ended March 31, 2026 that was included in the contract liability balance as of December 31, 2025 was $95.6 million. Revenue recognized in the three months ended March 31, 2025 that was included in the contract liability balance as of December 31, 2024 was $62.1 million.

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
The below table summarizes the (unfavorable) favorable impact of the net EAC adjustments for the following periods:

	For the three months ended
	March 31, 2026	March 31, 2025
Net EAC adjustments, before income taxes	$(754)	$565
Net EAC adjustments, net of income taxes	(753)	508
Net EAC adjustments, net of income taxes, per basic and diluted share	$(0.01)	$0.01
The net unfavorable EAC adjustments during the three months ended March 31, 2026 were primarily due to the recognition of contract loss reserves, partially offset by lower-than-anticipated labor, materials and subcontractor costs required to meet customer requirements in the Company’s sale of satellites, launch services and ground services. The net favorable EAC adjustments during the three months ended March 31, 2025 were primarily due to the derecognition of loss provision for a terminated contract.

Remaining Performance Obligations
As of March 31, 2026, the aggregate amount of the transaction price allocated to remaining performance obligations was $642.3 million. The Company expects to recognize over 55% of its remaining performance obligations as revenue within the next 12 months and the balance thereafter.

York Space Systems Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
(Dollars in thousands, except shares, units, per share and per unit amounts)
Deferred Contract Costs
The following table provides information about capitalized contract costs:

	March 31, 2026	December 31, 2025
Capitalized commissions, net	$5,107	$6,661

Sales commissions earned by the Company’s sales force are considered incremental and recoverable costs of obtaining a contract. These costs are capitalized and amortized over the life of the contract consistent with the pattern of transferring the goods to the customer. Amortization of sales commissions is included in selling, general and administrative expenses in the accompanying unaudited condensed consolidated statements of operations and comprehensive loss and totaled $1.5 million and $2.0 million for the three months ended March 31, 2026 and 2025, respectively. Unpaid sales commissions expected to be paid within the next twelve months are deferred and recorded as deferred commissions, current on the accompanying unaudited condensed consolidated balance sheets. Unpaid sales commissions expected to be paid in greater than a period of twelve months are classified as deferred commissions, less current portion on the accompanying unaudited condensed consolidated balance sheets.

Loss Contracts
The Company recognizes a contract loss when the current estimate of the consideration expected to be received is less than the current estimate of total estimated costs to complete the contract. For purposes of determining the existence or amount of a contract loss, the Company considers total contract consideration, including any variable consideration constrained for revenue recognition purposes. The Company may experience favorable or unfavorable changes to contract losses from time to time due to changes in estimated contract costs and modifications that result in changes to contract prices. The Company recorded a loss of $5.5 million for the three months ended March 31, 2026, within cost of revenues in the accompanying unaudited condensed consolidated statements of operations and comprehensive loss. No losses were recorded for the three months ended March 31, 2025.
Note 4. Acquisition
Orbion Space Technology
On December 11, 2025, the Company made an investment of $5.0 million in the preferred equity of Orbion Space Technology, Inc. (“Orbion”), resulting in a noncontrolling equity interest. Orbion is a Michigan-based manufacturer of flight-proven electric propulsion systems. On March 6, 2026, the Company entered into an Agreement and Plan of Merger (the “Orbion Merger Agreement”) with Orbion. Pursuant to the Orbion Merger Agreement, the Company acquired all of the issued and outstanding equity interests of Orbion.

Consideration for this acquisition was $74.9 million, which consisted of approximately $11.2 million in cash and $60.2 million in equity consideration in the form of shares of the Company’s common stock. The fair value of preferred equity held by the Company from the initial investment in Orbion was $3.5 million, which was included in the total consideration. The fair value of this investment was determined using a market-based approach, based on the quoted share price of the Company’s common stock and the contractual conversion ratio of the preferred equity, and the resulting loss of $1.5 million is included in other (expense) income, net on the unaudited condensed consolidated statement of operations and comprehensive loss for the three months ended March 31, 2026.

The Company incurred $2.4 million of acquisition‑related expenses, which are recorded in Transaction costs on the unaudited condensed consolidated statement of operations and comprehensive loss for the quarter ended March 31, 2026. These expenses include legal and advisory fees paid at closing, deal fees, insurance‑related costs, and other related expenses.

York Space Systems Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
(Dollars in thousands, except shares, units, per share and per unit amounts)
The acquisition was accounted for as a business combination under the acquisition method of accounting. Accordingly, the assets and liabilities acquired were recorded at their estimated fair values. The determination of fair value was based on management’s analysis with the assistance of an independent third‑party valuation firm. The excess purchase price resulting in goodwill is primarily attributable to Orbion’s acquired workforce and expected synergies. None of the goodwill is expected to be deductible for income tax purposes. The results of operations from the acquisition of Orbion were included in the unaudited condensed consolidated financial statements from the date of acquisition.

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

Allocation of Purchase Price	Amount
Cash and cash equivalents	$439
Accounts receivable	699
Inventories	148
Prepaid expenses and other assets	965
Fixed assets	5,476
Right of use assets	140
Trademark	1,100
Technology	9,500
Backlog	900
Customer relationships	6,800
Total identifiable assets acquired	$26,167

Accounts payable and accrued expenses	$(11,096)
Contract liabilities	(3,110)
Operating lease liability, current	(106)
Operating lease liability, less current portion	(34)
Deferred income tax liability	(111)
Total liabilities assumed	(14,457)
Net identifiable assets acquired	11,710
Goodwill	63,148
Fair value of net assets acquired	$74,858

The acquired intangible assets are expected to have useful lives ranging from 1 to 9 years. The provisional fair values for the Trademark and Technology assets were estimated using the relief‑from‑royalty method. The provisional fair values for the Backlog and Customer Relationship assets were estimated using the multi‑period excess earnings method. These models reflect management’s estimates of future cash flows, operating performance, and economic conditions.

ATLAS Space Operations

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

York Space Systems Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
(Dollars in thousands, except shares, units, per share and per unit amounts)
Consideration for this acquisition was $85.8 million which consisted of $1.5 million in cash (including $1.3 million in seller transaction expenses) and $78.6 million in equity consideration in the form of Holdings common units. The fair value of these units was determined by the Company with the assistance of a third-party valuation. The fair value of preferred equity held by the Company from the initial investment in ATLAS was $5.8 million, which was included in the total consideration.

The acquisition was accounted for as a business combination under the acquisition method of accounting. Accordingly, the assets and liabilities acquired were recorded at their estimated fair values. The determination of fair value was based on management’s analysis with the assistance of an independent third-party valuation firm. The excess purchase price resulting in goodwill is primarily attributable to ATLAS’s acquired workforce and expected synergies. None of the goodwill is expected to be deductible for income tax purposes. The results of operations from the acquisition of ATLAS were included in the consolidated financial statements from the date of acquisition.

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

Allocation of Purchase Price	Amount
Cash and cash equivalents	$404
Accounts receivable	833
Prepaid expenses and other current assets	55
Fixed assets	3,995
Right of use assets	2,252
Trademark	600
Technology	12,300
Customer relationships	11,300
Deferred income tax asset	4,601
Total identifiable assets acquired	$36,340

Accounts payable and accrued expenses	$(7,208)
Notes payable - short term	(1,500)
Contract liabilities	(570)
Operating lease liability, current	(830)
Operating lease liability, less current portion	(1,415)
Notes payable - long term	(2,232)
Other liabilities	(7)
Total liabilities assumed	(13,762)
Net identifiable assets acquired	22,578
Goodwill	63,261
Fair value of net assets acquired	$85,839

The acquired intangible assets are expected to have useful lives ranging from 5 to 20 years. Their provisional fair values were determined using income-based valuation methodologies, including the multi-period excess earnings method

York Space Systems Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
(Dollars in thousands, except shares, units, per share and per unit amounts)
(“MPEEM”) and the relief-from-royalty method. These models reflect management’s estimates of future cash flows, operating performance, and economic conditions.

Note 5. Fixed Assets, net
Fixed assets, net consists of the following:

	March 31, 2026	December 31, 2025
Leasehold improvements	$20,631	$17,417
Orbiting satellites	5,793	5,793
Machinery and equipment	23,111	17,407
Computer equipment	6,436	5,609
Software	2,783	2,701
Furniture and fixtures	4,379	3,907
Construction in process	10,991	12,559
Total fixed assets, at cost	74,124	65,393
Less: Total accumulated depreciation	(24,178)	(19,100)
Total fixed assets, net	$49,946	$46,293
Depreciation and amortization expense was $5.2 million and $1.9 million for the three months ended March 31, 2026 and 2025, respectively. There was no impairment recognized related to fixed assets during the three months ended March 31, 2026 or 2025.
Note 6. Goodwill and Intangible Assets
The changes in the carrying amount of goodwill are as follows:

Amount
Balance at December 31, 2025	$674,262
Additions	63,148
Effect of foreign currency translation	(25)
Balance at March 31, 2026	$737,385
There was no impairment recognized related to goodwill during the three months ended March 31, 2026 or 2025.
Intangible assets, net consist of the following:

	As of March 31, 2026
	Weighted Average Useful Life	Gross carrying amount	Accumulated Amortization	Net carrying amount
Finite-lived intangible assets
Developed technology	9.8 years	$274,060	$(88,317)	$185,743
Customer relationships	19.7 years	260,426	(41,768)	218,658
Trade names	5.2 years	13,421	(7,953)	5,468
Licenses	9.8 years	5,251	(1,029)	4,222
Backlog	1.0 year	900	(75)	825
Finite-lived intangible assets		$554,058	$(139,142)	$414,916

York Space Systems Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
(Dollars in thousands, except shares, units, per share and per unit amounts)

	As of December 31, 2025
	Weighted Average Useful Life	Gross carrying amount	Accumulated amortization	Net carrying amount
Finite-lived intangible assets
Developed technology	9.9 years	$265,031	$(81,571)	$183,460
Customer relationships	20.0 years	253,635	(38,525)	215,110
Trade names	5.2 years	12,328	(7,331)	4,997
Licenses	9.8 years	5,254	(896)	4,358
Total finite-lived intangible assets		$536,248	$(128,323)	$407,925

There was no impairment recognized related to intangible assets during the three months ended March 31, 2026, or 2025. Amortization expense of intangible assets for the three months ended March 31, 2026, and 2025, was $10.9 million and $10.2 million, respectively, and is recorded in cost of revenues and selling, general and administrative expenses in the unaudited condensed consolidated statements of operations and comprehensive loss. Estimated future amortization expense for finite-lived intangibles is as follows:

Years ending December 31	Amount
2026 (for the remaining period)	$34,620
2027	45,014
2028	42,569
2029	42,362
2030	41,823
Thereafter	208,528
Total future amortization expense on intangible assets	$414,916
Note 7. Financing Arrangements
Credit Agreement

The Company has a credit agreement with various lenders (the “Lenders”) and Wells Fargo Bank, National Association (“Wells Fargo”), which was amended on November 21, 2025 (as amended, the “Credit Agreement”). Pursuant to the Credit Agreement, the Lenders agreed to extend term loan commitments in an aggregate principal amount of $150.0 million (the “Term Loan Facility”) and revolving loan commitments in an aggregate principal amount of $150.0 million (the “Revolving Facility”). Subsequent to March 31, 2026, a maturity extension was granted related to the credit agreement, which is now set to mature on November 14, 2029.

The Term Loan Facility requires principal payments equal to 0.625% of the aggregate principal amount on the last day of each fiscal quarter until December 31, 2026 and at 1.250% of the aggregate principal amount on the last day of each fiscal quarter until September 30, 2028. Borrowings under the Credit Agreement bear interest at a floating rate on the unpaid principal amount thereof equal to (i) initially, (x) 3.00% per annum in the case of Term SOFR Loans and (y) 2.00% per annum in the case of ABR Loans and (ii) on and after the date on which the borrower submits written notice to the administrative agent of its election to cease testing the revenue and liquidity covenants and to begin testing the leverage covenant in lieu thereof, which notice may be submitted at any time (the "Leverage Covenant Toggle Date"), the applicable rate per annum set forth in the pricing grid below under the caption “Term SOFR Margin” or “ABR Margin,” as the case may be, based upon the Total Net Leverage Ratio (as defined in the Credit Agreement) as of the end of the Company’s fiscal quarter:

York Space Systems Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
(Dollars in thousands, except shares, units, per share and per unit amounts)

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

As of March 31, 2026, the Company had outstanding borrowings of $149.1 million under the Term Loan Facility and no outstanding borrowings under the Revolving Credit Facility, with $150.0 million of available capacity.

The following table presents the Company's outstanding debt:

	As of
	March 31, 2026	December 31, 2025
Term Loan Facility	$149,063	$150,000
Less: unamortized discounts and issuance costs	(1,186)	(1,288)
Total debt, net	147,877	148,712
Less: current portion of long-term debt	4,688	3,750
Total long-term debt, net	$143,189	$144,962

For the three months ended March 31, 2025, interest expense and amortization of debt issuance costs recognized related to the secured credit facilities that were outstanding prior to the Credit Agreement ("Original Term Loan Facility"). In November 2025, the Company repaid the Original Term Loan Facility using cash on hand and net proceeds from the Credit Agreement. The following table presents interest expense and amortization of debt issuance costs recognized for the three months ended March 31, 2026 and 2025:

	For the three months ended
	March 31, 2026	March 31, 2025
Contractual interest expense	$2,692	$6,850
Amortization of debt issuance costs	207	209
Total interest expense	$2,899	$7,059
The Company was in compliance with all financial debt covenants as of March 31, 2026.
Aggregate Maturities

The aggregate maturities of all debt at March 31, 2026 are as follows:

Years ending December 31	Amount
2026 (for the remaining period)	$2,813
2027	7,500
2028	138,750
$149,063

York Space Systems Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
(Dollars in thousands, except shares, units, per share and per unit amounts)
Note 8. Accounting for Income Taxes

The table below presents the Company’s income tax (benefit) and applicable effective tax rate for the following periods:

	For the three months ended
	March 31, 2026	March 31, 2025
Income tax (benefit)	$(110)	$(1,306)
Effective tax rate ("ETR")	0.31%	10.02%

The primary differences between the Company's effective tax rate and the statutory rate are changes in the valuation allowance, differences related to research and development related credits and carryforwards, and stock-based compensation. The increase in the valuation allowance for the three months ended March 31, 2026 compared to three months ended March 31, 2025 was primarily due to increases in deferred tax assets generated from research and development capitalization requirements and research and development credit carryforwards. The Company’s effective tax rate continues to differ significantly from the statutory rate due to the full valuation allowance maintained U.S. federal and state deferred tax assets.

Tax Receivable Agreement

Prior to the consummation of the IPO, the Company entered into a tax receivable agreement ("TRA") with equity holders of Holdings and holders of Class P Units (such holders and any transferee or successors being the "TRA Holders"). The TRA requires the Company to make payments to the TRA Holders (or their transferees or successors) in an amount equal to 85% of certain tax savings (or expected tax savings) in respect of certain tax attributes of the Company. Such tax benefits consist primarily of net operating loss carryforwards and research and development credit carryforwards. As of March 31, 2026, the realization of those benefits is uncertain, and as such, the Company does not believe payment of TRA benefits is probable. Accordingly, the Company does not anticipate recording the TRA liability until such time as payments become probable. As of March 31, 2026, the Company estimates the TRA attributes were approximately $347.0 million.

In the event of a change in control, material breach or the Company’s election to terminate the TRA early, the Company would be required to make an immediate cash payment equal to the anticipated future tax benefits that are the subject of the TRA discounted in accordance with the TRA. The early termination liability is calculated based on a discounted calculation of tax attributes using an interest rate equal to 100 basis points above SOFR. The Company estimates the early termination liability to be approximately $261.0 million as of March 31, 2026.

Note 9. Stockholders' Equity/Member's Capital and Temporary Equity
As of December 31, 2025, the common units and Class P Units of Midco II outstanding are as follows. As of March 31, 2026, the common stock of the Company outstanding is as follows:

	Authorized as of		Held by Stockholders'/Member's Issued and Outstanding as of
	March 31, 2026	December 31, 2025	March 31, 2026	December 31, 2025
Common stock - York Space Systems Inc	1,000,000,000	—	127,609,213	—
Common units - Yellowstone Midco Holdings II, LLC	—	50,000,000	—	50,000,000
Class P Units - Yellowstone Midco Holdings II, LLC	—	240,956,348	—	240,956,348

Structure Prior to the Common Control Reorganization

York Space Systems Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
(Dollars in thousands, except shares, units, per share and per unit amounts)
In 2025, Holdings subscribed to an additional 25.0 million redeemable preferred units of Midco I at a price of $1.00 per unit. The redeemable preferred units entitled holders to certain voting rights, preferred yield at the rate of 12.5% per annum and distribution rights.

Prior to the Common Control Reorganization, Holdings owned all of the common units and redeemable preferred units of Midco I authorized and outstanding. As described below, in connection with the Common Control Reorganization, all of the common units and redeemable preferred units were contributed to Midco II in exchange for common units of Midco II, which were converted to shares of the Company in connection with the IPO in January 2026.

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

Class P Units

In the fourth quarter of 2025, Midco II issued and sold an aggregate of approximately 241.0 million Class P Units to investors, including funds affiliated with AE Industrial Partners. The Class P Units contained redemption features that were not solely within the control of the Company. As a result, the Class P Units were classified as temporary equity.

The Class P Units were automatically convertible (in substance share-settled redemption) upon a Qualified IPO, which requires bifurcation. The Company recorded the Class P Units initially at its issuance price of $241.0 million, net of issuance costs of $5.3 million and net of the initial value of the bifurcated derivative liability of $93.1 million. The Class P Units were subsequently remeasured by accreting the changes in the redemption value over the period from the date of issuance to the earliest date that the instrument would become redeemable (i.e., the fifth anniversary of the issuance date) using the interest method including the accrued and cumulative unpaid dividends. The bifurcated derivative was initially recorded at fair value upon issuance of the Class P Units and subsequently remeasured with changes in fair value through earnings. Refer to Note 12 - Fair Value Measurement for more information on the estimate of the fair value of the derivative liability. All of the Class P Units converted into shares of the Company's common stock and the derivative liability was derecognized in connection with the IPO.

Note 10. Stock-based Compensation
Omnibus Incentive Plan

On January 28, 2026, in connection with the IPO, the Company adopted the York Space Systems Inc. 2026 Omnibus Incentive Plan (the “Omnibus Plan”). Pursuant to the Omnibus Plan, employees, consultants and directors of the Company and its affiliates performing services for us, including our executive officers, will be eligible to receive awards. The Omnibus Plan provides for the grant of stock options, stock appreciation rights, restricted stock, restricted stock units, dividend equivalents, other stock-based awards, other cash-based awards, substitute awards, and performance awards intended to align the interests of participants with those of our stockholders. Initially, the aggregate number of shares of common stock that may be issued pursuant to the Omnibus Plan shall not exceed 12.7 million shares. Beginning in 2026, the number of shares that may be issued pursuant to the Omnibus Plan is subject to an annual increase on January 1 of each calendar year ending and including 2036, equal to the lesser of (a) 5% of the aggregate number of shares outstanding on

York Space Systems Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
(Dollars in thousands, except shares, units, per share and per unit amounts)
December 31 of the immediately preceding calendar year and (b) such smaller number of shares as is determined by our Board of Directors.

Restricted Stock Awards

In connection with the IPO, the Company issued shares of common stock in connection with the Incentive Unit Distributions. These shares have time-based vesting conditions. These awards contain service conditions associated with continued employment or service. The terms of the restricted stock provide voting and regular dividend rights to holders of the awards. These shares vest over a one or two year vesting schedule. Unvested shares are forfeited if the employee resigns voluntarily or is terminated for cause. Common shares issued to all non-management entities regardless of go-forward employment or Board involvement vested immediately at the date of the IPO.

	Restricted Stock Awards
	Number of RSAs	Weighted Average grant date fair value per share
Non-vested beginning balance December 31, 2025	—	$—
Granted	4,416,787	34.00
Vested	(2,269,473)	34.00
Forfeited/Cancelled	(71,748)	34.00
Non-vested balance, March 31, 2026	2,075,566	$34.00

Compensation expense for time-vesting interests granted is based on the grant date fair value. The Company recognizes compensation costs on a straight-line basis over the service period, which is generally the vesting period of the award. Forfeitures are recognized as they occur. Stock-based compensation expense totaled $83.2 million, in the three months ended March 31, 2026. As of March 31, 2026, unrecognized compensation cost totaled $64.5 million. The weighted average remaining period over which the unrecognized compensation cost is to be recognized is 1.8 years as of March 31, 2026.

Restricted Stock Units

Restricted Stock Units with Service-Based Vesting—Under the Omnibus Plan, the Board of Directors has granted restricted stock units ("RSUs") to members of the Board of Directors, executive officers and other key employees. These awards contain service conditions associated with continued employment or service. The terms of the RSUs provide for regular dividend rights to holders of the awards. Upon vesting, the restrictions on the RSUs lapse and shares are issued and considered issued and outstanding for accounting purposes.

In connection with our IPO, the Board granted approximately $21.7 million in RSUs under the Omnibus Plan to certain employees and non-employee directors (collectively, the "IPO Grants"). Each IPO Grant to certain employees will vest in three substantially equal installments on each of the first, second and third anniversaries of the applicable vesting commencement date, subject generally to continued employment through the applicable vesting date.

Further, in January 2026 the Board granted 31,764 RSUs to non-employee directors for their annual service as directors. These RSU grants vest over a one year period.

In measuring compensation expense associated with the grant of RSUs, we use the fair value of the award, determined as the closing stock price for our common stock on the date of grant.

Compensation expense is recorded monthly over the vesting period of the awards. The following table summarizes information for the equity awards granted in 2026:

York Space Systems Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
(Dollars in thousands, except shares, units, per share and per unit amounts)

	Restricted Stock Units
	Number of RSUs	Weighted Average grant date fair value per unit
Non-vested beginning balance December 31, 2025	—	$—
Granted	731,971	32.43
Forfeited/Cancelled	(4,565)	34.00
Non-vested balance, March 31, 2026	727,406	$32.42

Compensation expense for time-vesting interests granted is based on the grant date fair value. The Company recognizes compensation costs on a straight-line basis over the service period, which is generally the vesting period of the award. Forfeitures are recognized as they occur. Stock-based compensation expense totaled $1.5 million, in the three months ended March 31, 2026. As of March 31, 2026, unrecognized compensation cost totaled $22.1 million. The weighted average remaining period over which the unrecognized compensation cost is to be recognized is 2.8 years as of March 31, 2026.

Note 11. Net Loss per Share
Basic net loss per share is computed by dividing net loss attributable to common shareholders by the weighted average number of common shares outstanding during each period.

The conversion of common units into common stock which occurred as part of the Corporate Conversion is considered akin to a split-like situation. For calculation of net loss per share, shares outstanding for all historical periods before our IPO have been retrospectively adjusted to 95,141,928 to reflect the shares of the Company’s common stock converted from common units. As discussed in Note 1 - Description of Business and Basis of Presentation, the Corporate Conversion resulted in the issuance of 99,558,713 shares of the Company's common stock. However, this amount includes 2,269,473 shares of unrestricted common stock distributed in respect of vested Incentive Units and 2,147,313 shares of restricted stock distributed in respect of unvested Incentive Units. As the distribution of the Company's common stock in respect of vested and unvested Incentive Units is not considered akin to a split-like situation, these shares were excluded from shares outstanding in the calculation of net loss per share for the three months ended March 31, 2025 and are only included as outstanding shares prospectively from the vesting date.

Diluted net loss per share is computed by dividing net loss attributable to common shareholders by the weighted average number of fully dilutive common shares outstanding for the period using the treasury-stock method, the if-converted method, or two-class method for participating securities, whichever is more dilutive. The RSAs and RSUs were granted by and settled in the equity of Holdings and therefore are not included in the Company’s net loss per share calculations. During the periods presented, the Company did not have any dilutive equity instruments outstanding. As described in Note 10 - Stock-based Compensation, in the first three months of 2026, the Company granted RSAs and RSUs. Both RSAs and RSUs are not participating securities as they are not entitled to receive nonforfeitable dividends before the underlying awards are vested. Further, the RSAs and RSUs are both antidilutive equity instruments that could potentially become dilutive in future periods. As a result, diluted net loss per common share is the same as basic net loss per common share for the periods presented.

York Space Systems Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
(Dollars in thousands, except shares, units, per share and per unit amounts)
The following table summarizes the computation of basic and diluted net loss per share attributable to common shareholders of the Company:

	For the three months ended
	March 31, 2026	March 31, 2025
Numerator:
Net loss as reported	$(114,842)	$(11,729)
Less: Accretion of Class P Units	192	—
Less: Deemed dividend on Conversion of the Class P Units upon IPO	60,722	—
Net loss attributable to common shareholders	$(175,756)	$(11,729)
Denominator:
Weighted average common shares outstanding - basic and diluted	116,022,676	95,141,928
Net loss per share - basic and diluted	$(1.51)	$(0.12)
The following securities were not included in the computation of diluted shares outstanding because the effect would be anti-dilutive:

	For the three months ended
	March 31, 2026	March 31, 2025

Restricted stock units (RSUs)	727,406	—
Restricted stock awards (RSAs)	2,075,566	—
Note 12. Fair Value Measurements
The carrying amounts of the Company’s financial instruments, which include cash and cash equivalents, accounts receivable, and accounts payable and accrued expenses, are reflected on the unaudited condensed consolidated balance sheets at amounts that approximate fair value because of their short-term maturities. The carrying amount of the debt is reflected on the unaudited condensed consolidated balance sheets at an amount that approximates fair value as interest incurred is variable based on market rates.
Derivative Financial Instruments
The following tables represent the fair value hierarchy for the financial assets and liabilities measured at fair value as of March 31, 2026.

Description	Level 1	Level 2	Level 3
Assets
Foreign exchange derivative instruments		$246
Total financial assets	$—	$246	$—
Foreign exchange derivative instruments
The Company economically hedges certain portions of exposure to foreign currency exchange risk by entering into derivative transactions. The derivative instruments are recognized as either prepaid expenses and other current assets or accounts payable and accrued expenses on the unaudited condensed consolidated balance sheet at estimated fair value. The Company recognizes amounts subject to master netting arrangements on a net basis in the unaudited condensed consolidated balance sheet. During the three months ended March 31, 2026, the Company did not enter into any derivative arrangements and did not have any recurring fair value measurements as of March 31, 2026.

York Space Systems Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
(Dollars in thousands, except shares, units, per share and per unit amounts)
The Company’s derivative financial instruments are valued based on an income approach (discounted cash flow) using market observable inputs, including swap curves and both forward and spot exchange rates for currencies.

The aggregate notional value of these contracts was $4.4 million at March 31, 2026 and $8.8 million at December 31, 2025.
Unrealized and realized losses, net, related to derivative instruments were $0.1 million and $0, for the three months ended March 31, 2026 and 2025, respectively. Realized losses and unrealized gains are recorded in other (expense) income, net in the consolidated statement of operations and comprehensive loss. Cash flows from the foreign currency forward contracts are included in operating activities.

Class P Units

As discussed in Note 9 – Stockholders' Equity/Member's Capital and Temporary Equity, the automatic conversion (in substance share-settled redemption) feature of the Class P Units upon a Qualified IPO requires bifurcation between (i) the host contract, and (ii) the bifurcated derivative liability. The proceeds from issuance were first allocated to the fair value of the bifurcated derivative with the residual being allocated to the host contract. The bifurcated derivative is remeasured to fair value at each reporting period with changes in fair value recorded in the consolidated statement of operations and comprehensive loss.

Upon IPO and conversion of the Class P Units into shares of the Company's common stock, the derivative liability for the Class P Units was remeasured to fair value of $98.1 million. The Company recognized a loss of $4.7 million for the three months ended March 31, 2026 in other (expense) income, net in the consolidated statements of operations and comprehensive loss.

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

Note 13. Commitments and Contingencies
The Company may be involved in legal proceedings from time to time. The Company has assessed its positions and is of the opinion that, currently, the ultimate resolution of such matters will not have a material adverse effect on the results of operations, cash flows or the financial position of the Company.
Note 14. Related Parties
The related party transactions for the Company are as follows:
AEI Consulting Agreement
AE Industrial Partners, the Company's largest stockholder, provided $0.5 million and $0.3 million of consulting services to the Company for the three months ended March 31, 2026 and 2025, respectively. An amended consulting agreement was executed in connection with the IPO which provides for the Company to pay a consulting fee of $2.4 million per year. The amended agreement expires the earlier of January 2028 or when AE Industrial Partners beneficially owns less than 10% of the outstanding shares of the Company's common stock. These consulting fees are recorded in selling, general and administrative expenses on the consolidated statements of operations and comprehensive loss.

Vendor Purchases

York Space Systems Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
(Dollars in thousands, except shares, units, per share and per unit amounts)
The Company contracted with a vendor in which one of the Company’s employees is a shareholder to provide software engineering services to the Company. During the three months ended March 31, 2026 and 2025 the Company paid approximately $0.3 million and $0.5 million, respectively, to this vendor for these services.
The Company contracted with a design studio owned by one of the Company's officers and his spouse and managed by the spouse to design, furnish and build out the offices and manufacturing areas for its new facilities. During the three months ended March 31, 2026 and 2025, the Company paid approximately $0.3 million and $0, respectively, for these services.

Note 15. Segment Reporting
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
The measure of segment assets is reported on the unaudited condensed consolidated balance sheets as total assets. There are no other significant segment assets that would require disclosure or are regularly provided to the CODM. The Company has no intra-segment sales or transfers as it operates in one operating segment and one reportable segment. Information related to the geographical distribution of the Company’s revenues is disclosed in Note 2—Summary of Significant Accounting Policies.
At March 31, 2026 and December 31, 2025, $44.5 million and $40.4 million, respectively of the Company’s fixed assets, net are located in the United States. There were no other material tangible long-lived assets located outside of the U.S., individually or in the aggregate.
Significant expenses included within consolidated net loss have been assessed and disclosed in the table below:

	For the three months ended
	March 31, 2026	March 31, 2025
Revenue	$116,343	$106,252
Less:
Direct materials	76,298	70,950
Selling, general and administrative expenses	36,706	26,801
Stock-based compensation expense	84,696	—
Research and development	5,289	4,401
Transaction costs	5,925	31
Interest expense	2,899	7,059
Interest income	(4,620)	(541)
Other (expense) income, net	6,207	(114)
Income tax benefit	(110)	(1,306)
Other segment items (a)	17,895	10,700
Net loss	$(114,842)	$(11,729)
(a)Other segment items is comprised of other costs of revenue excluding direct materials, including direct labor, overhead costs and depreciation and amortization

York Space Systems Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
(Dollars in thousands, except shares, units, per share and per unit amounts)
Note 16. Subsequent Events
On April 29, 2026, we entered into an Agreement and Plan of Merger (the "All.Space Merger Agreement") with All.Space Holdings, Inc. ("All.Space"). Pursuant to the All.Space Merger Agreement, the Company agreed to undertake a series of contributions, after which the Company will acquire the outstanding equity interests of All.Space which will become an indirect wholly owned subsidiary of the Company. The purchase price to be paid by the Company is $355 million, which will be comprised of approximately $155 million in cash and the issuance of up to 5.9 million shares. The transaction is subject to customary closing conditions, including the receipt of all required regulatory approvals and clearances (or, where applicable, the expiration or termination of waiting periods), including those relating to antitrust, foreign investment and telecommunications matters. We expect the transaction to close in the second half of 2026.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
The following is a discussion and analysis of our financial condition and results of operations as of, and for, the periods presented. You should read the following discussion and analysis of the Company’s financial condition and results of operations together with "Risk Factors" in Item 1A of Part I of the 2025 Annual Report on Form 10-K, the section entitled "Special Note Regarding Forward-Looking Statements" and our unaudited condensed consolidated financial statements and related notes included in Item 1, Part I of this Quarterly Report on Form 10-Q. This discussion and analysis contains forward-looking statements, including statements regarding our expectations for the future of our business and our liquidity and capital resources as well as other non-historical statements. These statements are based upon our current plans, expectations, and beliefs, and are subject to numerous risks and uncertainties, including but not limited to the risks and uncertainties described in “Risk Factors” in Item 1A of Part I of the 2025 Annual Report on Form 10-K and the section entitled “Special Note Regarding Forward-Looking Statements.” Our actual results may differ materially from those contained in or implied by these forward-looking statements.
Business Overview
On January 28, 2026, the Registration Statement on Form S-1 filed with respect to our IPO was declared effective and on January 29, 2026, our stock began trading on the New York Stock Exchange (the "NYSE") under the ticker “YSS”. Refer to Note 1 – Description of Business and Basis of Presentation of the accompanying notes to the unaudited condensed consolidated financial statements included in Part I of this Quarterly Report on Form 10-Q for additional information.

York is a leading, U.S.-based, national defense and commercial prime providing a comprehensive suite of mission-critical solutions for national security, government and commercial customers. York is one of the only space and defense primes with proprietary hardware and software capabilities designed to address customers’ complex mission requirements across the critical elements of the entire space ecosystem throughout the mission lifecycle. York is a partner of choice for our customers, with differentiated performance versus traditional primes based on price, speed to deployment, and sophistication of capabilities. For contracts which we have been awarded, our price per satellite has been approximately half the price per satellite of our competitors. We have also been the first to deliver and launch satellites for multiple PWSA programs. York is the first and only company to demonstrate Link-16 connectivity from space, highlighting our unique and innovative capabilities.

York is purpose built to address evolving national security space challenges and to adapt to the ongoing shift in the U.S. government’s mission needs and procurement processes, where economics, agility, rapid capabilities, and heritage drive customer decision making. We deliver mission-critical solutions in a zero-tolerance for error environment where systems must work, and we believe we are positioned to capture outsized growth in our core markets. York provides customers a vertically integrated, full technology stack of solutions including design, production, integration, and operation of spacecraft with turnkey offerings to manage spacecraft and constellations throughout their entire mission lifecycle. York has significant space heritage, having 74 missions with flight heritage, created 17 products with flight heritage, and logged over four million on-orbit hours. York’s position as a prime enables us to monetize the entire space vertical from launch to mission operations, from spacecraft to payloads, and from edge computing to data transfer.

York was founded to create an innovative space technology mission prime, with a goal of meeting the evolving national security threats from space by providing mission-critical spacecraft at scale, faster, and at lower cost. We provide our customers with the ability to quickly and effectively field responsive space-based technologies. We have a demonstrated ability to win contracts in space and are a trusted partner to U.S. national security, intelligence and defense agencies, such as the U.S. Air Force and classified customers, as well as commercial and civil customers. Our proprietary hardware, software and mission operations solutions are designed to address the United States’ national security priorities: missile defense (crucial to the Golden Dome), counter-space capabilities, space domain awareness, space data network and space sensing and targeting capabilities.

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

Our model allows us to capture recurring revenue driven by ongoing satellite-based software and services as well as hardware replacement cycles. Once spacecraft are fielded, we provide continuous operational support, downlink antenna usage, and proprietary software solutions, including on-spacecraft upgrades during the full orbital lifespan. Contracts have historically provided a fixed cost for software maintenance with upgrade options available for purchase. The expected replacement cycle for the current portfolio of space vehicles is approximately five to six years. Our full lifecycle solution and ongoing operational support distinguishes us from our competitors, positioning us to act as prime for the replacement and potential expansion of competitors’ aging constellations. As a result, we expect our recurring revenue to increase as the installed base of spacecraft in orbit grows, creating a highly visible revenue model, accelerating growth and increasing margins.

We have significant production capability and believe we will be able to meet demand to manufacture and test over 1,000 satellites annually, supporting our position as a leader in rapid, high volume spacecraft delivery. This investment in infrastructure is meant to create a durable competitive advantage, enabling us to capitalize on the rapidly growing space economy with the ability to reliably deliver spacecraft faster and more affordably than traditional primes.
Backlog
We view backlog as a key measure of our business growth. Backlog represents our estimate of the revenue we expect to realize in future periods as a result of performing work on contracts that have been awarded to us (net of any revenue already recognized as of the backlog date). We include the aggregate expected revenue of awarded contracts in our backlog upon the execution of a legally binding agreement, even though our contracts include certain termination rights exercisable by our customers with advance notice. We exclude unexercised contract options from our backlog. Contract liabilities recognized on our unaudited condensed consolidated balance sheets consists of payments and billings that we have received in excess of revenue that we have recognized. Because cash receipts from these contracts have not been recognized into revenue, they are included in our backlog calculation.
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

($ in thousands)	As of March 31, 2026	As of December 31, 2025
Backlog	$642,298	$542,557
The increase in backlog as of March 31, 2026 compared to December 31, 2025 was primarily due to the execution of a new commercial contract during the period partially offset by revenue recognized during the period. We expect to recognize over 55% of our backlog as of March 31, 2026 as revenue within the next 12 months, and the balance thereafter.
Recent Developments
Initial Public Offering

    On January 29, 2026, the Company's common stock began trading on the NYSE under the ticker "YSS". In its IPO, the Company sold a total of 18.5 million shares of its common stock at a public offering price of $34.00 per share, for an aggregate offering price of $629 million. The Company received net proceeds of $583.4 million, net of $36.2 million of underwriting discounts and commissions and $9.4 million of offering costs. The proceeds from the IPO will be used for general corporate and working capital purposes.

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

At the time of the Corporate Conversion, all units of Midco II were converted into shares of the Company's common stock, and immediately following the Corporate Conversion, Holdings distributed all shares of the Company's common stock received upon conversion of the common units of Midco II to its limited partners and liquidated. As a result of the Holdings Liquidation, all partners of Holdings, including investment funds managed by AE Industrial Partners, LP became direct holders of the Company's common stock.

New Commercial Contract
In February 2026, we executed a contract with a commercial customer for M-CLASS satellites from which we expect to generate revenue of approximately $187 million over the course of the contract. We have begun work with the customer refining payload selection and we expect the work to continue in subsequent years.

Orbion Space Technology Acquisition

On March 6, 2026, we entered into the Orbion Merger Agreement. Pursuant to the Orbion Merger Agreement, we acquired all of the issued and outstanding equity interests of Orbion in exchange for consideration consisting of cash totaling $11.2 million and 2,812,141 shares of the Company's common stock. Pursuant to the Orbion Merger Agreement, the number of shares delivered to the sellers was calculated using an agreed upon price of $34.00 per share. Orbion is a Michigan-based manufacturer of flight-proven electric propulsion systems. Refer to Note 4 – Acquisitions of the accompanying notes to the unaudited condensed consolidated financial statements included in Part I, Item 1 in this Quarterly Report on Form 10-Q for additional information.

All.Space Holdings, Inc. Acquisition

On April 29, 2026, we entered into the "All.Space Merger Agreement" with All.Space. Pursuant to the All.Space Merger Agreement, the Company agreed to undertake a series of contributions, after which the Company will acquire the outstanding equity interests of All.Space which will become an indirect wholly owned subsidiary of the Company. The purchase price to be paid by the Company is $355 million, which will be comprised of approximately $155 million in cash and the issuance of up to 5.9 million shares. The transaction is subject to customary closing conditions, including the receipt of all required regulatory approvals and clearances (or, where applicable, the expiration or termination of waiting periods), including those relating to antitrust, foreign investment and telecommunications matters. We expect the transaction to close in the second half of 2026.

Trends and Key Factors Affecting Performance
Macroeconomic Pressures
In recent years, geopolitical instability, including wars, such as the war in Iran, and conflicts, as well as impacts from other global events, have resulted in opportunities for companies in the space and defense technology market. However, certain disruptions to the global economy, including market disruptions, monetary, and fiscal policy uncertainty, supply chain challenges and high interest rates have contributed to an inflationary environment that has adversely affected, and may continue to adversely affect, the price and availability of certain products and services necessary for our operations, which in turn may adversely impact our business and operating results. In addition, the global trade environment is uncertain and rapidly evolving. Tariffs imposed by the U.S. presidential administration or retaliatory tariffs announced by other countries have resulted in trade wars and can lead to market disruptions and supply chain interruptions for equipment. The impact of tariffs on our business and results of operations will depend on their timing, duration, and magnitude.

Ability to Continue to Innovate and Expand our Product and Service Offerings
To continue gaining market share and attracting customers, we plan to continue investing in our infrastructure to expand our production capabilities, including our satellite-based services, and to create a durable competitive advantage with the goal of enabling us to capitalize on the rapidly growing space economy. Our growth opportunity is dependent on our continued ability to expand our addressable market, win space data network, space-based sensing and targeting, as well as Golden Dome missions, and to develop our portfolio of products and services related to our offerings. We intend to expand our operations and offerings significantly, but any difficulties in achieving or effectively managing our growth could have a negative effect on our operating results.
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
Results of Operations
We manage and assess our business based on performance on contracts, which are typically long-term and involve the design, development and manufacturing of our core offerings and related activities with varying delivery schedules. Therefore, the results of operations for a particular year, or period over period comparison may not be indicative of future operating results. Substantially all of our contracts are accounted for under the percentage-of-completion cost-to-cost method. As a result, revenues on contracts are recorded over time based on progress towards completion for a particular contract, including the estimate of the profit to be earned at completion.
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
For FFP contracts satisfied over time, progress is measured using a POC cost-to-cost method, which accurately reflects the transfer of control to the customer. This method assesses the extent of progress based on the ratio of costs incurred to date against the total estimated costs to complete the performance obligation. Estimating total costs to completion requires us to make informed estimates regarding subcontractor performance, material costs and availability, labor costs and productivity and overhead expenses. Frequently, the period of performance of a contract extends over a long period and, as such, revenue recognition and our profitability from a particular contract may be affected to the extent that EACs are revised, delivery schedules are delayed, performance-based milestones are not achieved, or progress under a contract is otherwise impeded. Accordingly, our revenues and operating profit from period to period can fluctuate significantly depending on when contractual obligations are achieved.
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
Research and Development—primarily consists of employee-related labor costs, software subscriptions, and supplies and materials for new product development. Research and Development ("R&D") is expensed as incurred. We expect to continue investing in R&D and, accordingly, expect our R&D expenses to increase and vary as we continue developing and improving our products' capabilities.
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
Comparison of the Three Months Ended March 31, 2026 to the Three Months Ended March 31, 2025
The following table sets forth a summary of our unaudited condensed consolidated results of operations for the periods indicated, and the changes between periods.

	For the three months ended March 31,
($ in thousands, except percentages)	2026	% of revenue	2025	% of revenue	$ Change	% Change
Revenue	$116,343	100%	$106,252	100%	$10,091	9%
Cost of revenues	94,193	81%	81,650	77%	12,543	15%
Gross profit	22,150	19%	24,602	23%	(2,452)	(10%)
Operating expenses
Selling, general and administrative expenses	36,706	32%	26,801	25%	9,905	37%
Stock-based compensation expense	84,696	73%	—	—%	84,696	100%
Research and development expense	5,289	5%	4,401	4%	888	20%
Transaction costs	5,925	5%	31	—%	5,894	19013%
Total operating expenses	132,616	114%	31,233	29%	101,383	325%
Loss from operations	(110,466)	(95%)	(6,631)	(6%)	(103,835)	1566%
Other (expense) income
Interest expense	(2,899)	(2%)	(7,059)	(7%)	4,160	(59%)
Interest income	4,620	4%	541	1%	4,079	754%
Other (expense) income, net	(6,207)	(5%)	114	0%	(6,321)	(5545%)
Total other expense	(4,486)	(4%)	(6,404)	(6%)	1,918	(30%)
Loss before provision for income taxes	(114,952)	(99%)	(13,035)	(12%)	(101,917)	782%
Income tax benefit	110	—%	1,306	1%	(1,196)	(92%)
Net loss	$(114,842)	(99%)	$(11,729)	(11%)	$(103,113)	879%

Net EAC Adjustments
We record changes in costs estimated at completion (net EAC adjustments) using the cumulative catch-up method of accounting. Net EAC adjustments have in the past had, and may in the future have, a significant effect on reported revenues and gross profit. The table below presents the aggregate amounts for the following periods:

	For the three months ended March 31,
($ in thousands)	2026	2025
Gross favorable EAC adjustments	$4,845	$—
Gross unfavorable EAC adjustments	(2,522)	(572)
EAC adjustments, attributable to loss contracts	(3,077)	1,137
Net EAC adjustments, before income taxes	$(754)	$565
Net EAC adjustments, net of income taxes	$(753)	$508

Two contracts accounted for 48% and 37%, respectively, of the gross favorable EAC adjustment for the three months ended March 31, 2026 which were primarily due to lower‑than‑anticipated labor, materials, and subcontractor costs required to meet customer requirements in our sale of satellites. In contrast, two contracts accounted for 64% and 36% respectively, of the gross unfavorable EAC adjustment for the three months ended March 31, 2026. The adjustments were primarily due to additional unplanned labor, materials and subcontractor costs. One contract accounted for 100% of the gross unfavorable EAC adjustment for the period ended March 31, 2025, due to a change in the estimated total transaction price resulting from a contract modification. Refer to Note 3 - Revenues of the accompanying notes to the unaudited condensed consolidated financial statements included in Item 1 of Part I in this Quarterly Report on Form 10-Q for additional information related to our net EAC adjustments.

Revenue
Revenue increased by $10.1 million, or 9%, to $116.3 million during the three months ended March 31, 2026, as compared to $106.3 million during the three months ended March 31, 2025. The period-over-period increase in revenue was primarily related to increases in progress towards completion and achievement of certain milestones during the three months ended March 31, 2026, as compared to the three months ended March 31, 2025, partially offset by a decrease in progress as a significant project nears completion during the three months ended March 31, 2026, as compared to the three months ended March 31, 2025. The period-over-period increase in revenue was largely driven by existing contracts, with 85% of the revenue growth related to contracts that were already in place at March 31, 2025. Refer to Note 3 - Revenues of the accompanying notes to the unaudited condensed consolidated financial statements in Item 1 of Part I of this Quarterly Report on Form 10-Q for additional information related to our net EAC adjustments.

Cost of Revenues
Cost of revenues increased by $12.5 million, or 15%, to $94.2 million for the three months ended March 31, 2026, as compared to $81.7 million for the three months ended March 31, 2025. The period-over-period increase in cost of revenues was primarily driven by increases of $5.3 million in direct materials and subcontractor costs related to larger contracts that have increased progress towards the design and build of satellites during the period. Other increases were attributed to depreciation and amortization of $3.2 million, direct labor costs of $2.4 million, and other overhead costs of $1.6 million as well as the impact of the acquisition of ATLAS.

Gross Profit
Gross profit decreased by $2.4 million, or 10%, to $22.2 million for the three months ended March 31, 2026, as compared to $24.6 million for the three months ended March 31, 2025. As a percentage of revenues, gross margin was 19% and 23% for the three months ended March 31, 2026 and 2025, respectively. The period-over-period decrease in gross margin as a percentage of revenues was primarily attributed to net unfavorable EAC adjustments during the three months ended March 31, 2026, as compared to a net favorable EAC adjustment for the same period in 2025.

Selling, General and Administrative (“SG&A”) Expenses
SG&A expenses increased by $9.9 million, or 37%, to $36.7 million for the three months ended March 31, 2026, as compared to $26.8 million for the three months ended March 31, 2025. The period-over-period increase in SG&A expenses was primarily attributed to increases in compensation and other employee-related costs, as well as professional fees for audit, tax and legal services as well as the impact of the acquisition of ATLAS.

Stock-based Compensation Expense

Stock-based compensation expense was $84.7 million for the three months ended March 31, 2026, as compared to $0 for the three months ended March 31, 2025. See Note 10 – Stock-based Compensation of the accompanying notes to the unaudited condensed consolidated financial statements in Item 1 of Part I of this Quarterly Report on Form 10-Q for additional information related to our stock compensation.

Research and Development Expenses

R&D increased by $0.9 million, or 20%, to $5.3 million for the three months ended March 31, 2026, as compared to $4.4 million for the three months ended March 31, 2025. The period-over-period increase in R&D costs was primarily driven by increases in compensation and other employee-related costs.

Transaction Costs

Transactions costs were $5.9 million for the three months ended March 31, 2026, as compared to $0 for the three months ended March 31, 2025. Transaction costs relate to the Company’s acquisition activity and one-time IPO offering costs.
Interest Expense

Interest expense decreased by $4.2 million, or 59%, to $2.9 million for the three months ended March 31, 2026, as compared to $7.1 million for the three months ended March 31, 2025. The period-over-period decrease is attributable to a decline in the floating interest rate tied to Secured Overnight Financing Rate ("SOFR") during the three months ended March 31, 2026, as compared to the same period in 2025, combined with a lower fixed-rate component under the Term Loan Facility during the three months ended March 31, 2026, as compared to the Original Term Loan Facility for the same period in 2025.

Interest Income

Interest income increased by $4.1 million, or 754%, to $4.6 million for the three months ended March 31, 2026, as compared to $0.5 million for the three months ended March 31, 2025. The period-over-period increase in interest income was primarily driven by higher cash and cash equivalent balances, as well as higher market interest rates that increased yields on those balances.

Other (Expense) Income, net
Other (expense) income, net decreased by $6.3 million to $6.2 million of other (expense) for the three months ended March 31, 2026, as compared to $0.1 million of other income for the three months ended March 31, 2025. This period-over-period decrease was driven by a decrease in unrealized loss on foreign exchange derivative instruments as well as a loss from our investment in Orbion.

Income Tax Benefit
Income tax benefit decreased by $1.2 million to $0.1 million for the three months ended March 31, 2026, as compared to $1.3 million for the three months ended March 31, 2025. The decrease in the income tax benefit is primarily due to the valuation allowance of U.S. Federal and U.S. State deferred tax assets.

Non-GAAP Financial Measures
We believe that in addition to our results determined in accordance with U.S. generally accepted accounting principles ("GAAP"), our non-GAAP financial measures, contribution margin, contribution margin %, EBITDA, and Adjusted EBITDA provide useful information to management, investors, and analysts in assessing our financial performance and results of operations across reporting periods by excluding items we do not believe are indicative of our core operating performance. In addition to our GAAP measures, we use these non-GAAP financial measures to evaluate our operating performance, generate future operating plans, and make strategic decisions, including those relating to operating expenses and the allocation of internal resources, including budgeting for infrastructure.
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
The table below presents contribution margin and contribution margin %, respectively, for the following periods:

	For the three months ended March 31,
($ in thousands, except percentages)	2026	2025
Revenue	$116,343	$106,252
Direct material costs	76,277	70,949
Contribution margin (non-GAAP)	$40,066	$35,303
Contribution margin % (non-GAAP)	34%	33%
Contribution margin increased by $4.8 million to $40.1 million for the three months ended March 31, 2026, as compared to $35.3 million for the three months ended March 31, 2025. The period-over-period increase in non-GAAP contribution margin was primarily attributed to increased volume of production on certain contracts with more favorable contribution margins. This increase was partially offset by net unfavorable EAC adjustments for loss contracts for the three months ended March 31, 2026 compared to net favorable EAC adjustments for the three months ended March 31, 2025.
The table below presents a reconciliation of contribution margin, which is a non-GAAP measure of our financial performance, to Gross profit, which is the most directly comparable financial measure presented in accordance with GAAP for the periods indicated:

	For the three months ended March 31,
($ in thousands, except percentages)	2026	2025
Revenue	$116,343	$106,252
Less: Cost of revenues	94,193	81,650
Gross profit (GAAP)	$22,150	$24,602
Gross profit % (GAAP)	19%	23%
Add: Direct labor costs	10,155	7,724
Add: Direct overhead costs	3,343	1,715
Add: Depreciation and amortization	4,418	1,262
Contribution margin (non-GAAP)	$40,066	$35,303
Contribution margin % (non-GAAP)	34%	33%
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
We define EBITDA as net income (loss) adjusted for interest expense, interest income, income tax benefit, and depreciation and amortization. Adjusted EBITDA is defined as EBITDA adjusted for changes in the fair value of derivatives, transaction costs, gains or losses on foreign exchange, and other non-recurring items.
The table below presents a reconciliation from net loss to Adjusted EBITDA for the periods indicated:

	For the three months ended March 31,
($ in thousands)	2026	2025
Net loss	$(114,842)	$(11,729)
Interest expense	2,899	7,059
Interest income	(4,620)	(541)
Income tax benefit	(110)	(1,306)
Depreciation and amortization	16,103	12,036
EBITDA (non-GAAP)	$(100,570)	$5,519
Changes in the fair value of derivatives	4,830	(142)
Stock-based compensation expense	84,696	—
Transaction costs(1)	5,925	31
Other(2)	1,481	46
Adjusted EBITDA (non-GAAP)	$(3,638)	$5,454
(1)Represents costs for legal, advisory fees and other costs incurred in connection with the Company's acquisition activity and one-time IPO costs.
(2)Other includes loss on initial Orbion investment, net gain on foreign exchange and one-time non-cash expense.
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
On January 29, 2026, the Company completed its IPO of 18.5 million shares of its common stock at a public offering price of $34 per share. The Company received net proceeds of $583.4 million, net of underwriting discounts and commissions and offering costs. The proceeds from the IPO will be used for general corporate and working capital purposes.

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
As of March 31, 2026, our cash and cash equivalents were $655.7 million, our financial debt was $149.1 million, and our $150.0 million Revolving Credit Facility was undrawn. We have a limited history of operations and have incurred negative cash flows from operating activities and losses from operations in the past as reflected in the accumulated deficit of $383.9 million as of March 31, 2026. We believe that our cash will be adequate to meet our liquidity requirements for at least the next 12 months. Our future long-term capital requirements will depend on several factors, including our ability to generate positive cash flow from operations. We may raise additional capital, whether in the public or private markets, and are currently examining different alternatives. If financing is not available, or if the terms of financing are less desirable than we expect, we may be forced to decrease our level of investment in service development or scale back our operations, which could have a material adverse impact on our business and financial prospects, seek protection under insolvency laws, or cease our operations altogether.
Indebtedness
On November 14, 2025, we entered into the Credit Agreement among Yellowstone Interco Holdings, LLC (“Interco Holdings”), Yellowstone Borrower, LLC (the “IPO Borrower”), the Company, only after the Company became a party thereto as a borrower pursuant to the Credit Agreement following our IPO, the Lenders and Issuing Banks party thereto from time to time and Wells Fargo Bank, National Association, as the administrative agent, the collateral agent and the swingline lender. The Credit Agreement provides for the Term Loan Facility in the aggregate principal amount of $150.0 million and the Revolving Facility in the aggregate principal amount of $150.0 million. Borrowings under the Term Loan Facility and Revolving Facility bear interest at a floating rate on the unpaid principal amount thereof equal to (i) initially, (x) 3.00% per annum in the case of Term SOFR and (y) 2.00% per annum in the case of ABR Loans and (ii) on and after the Leverage Covenant Toggle Date, the applicable rate per annum set forth in the pricing grid below under the caption “Term SOFR Margin” or “ABR Margin,” as the case may be, based upon the Total Net Leverage Ratio as of the end of the Company’s fiscal quarter:

Level	Total Net Leverage Ratio	Term SOFR Margin	ABR Margin
I	If the Total Net Leverage Ratio is greater than 3.00:1.00	2.75%	1.75%
II	If the Total Net Leverage Ratio is less than or equal to 3.00:1.00 and greater than 2.00:1.00	2.50%	1.50%
III	If the Total Net Leverage Ratio is less than or equal to 2.00:1.00	2.25%	1.25%

The Term Loan Facility and Revolving Facility mature on November 14, 2029. The Credit Agreement contains customary mandatory prepayments, including with respect to asset sale proceeds, proceeds of certain recovery events, and proceeds from certain incurrences of indebtedness. The principal amount owed under the Credit Agreement shall be due and payable on the maturity date. The Credit Agreement contains customary affirmative covenants and negative covenants. The Credit Agreement contains (i) a minimum revenue covenant, in effect from March 31, 2026 to (but not including) the first business day following the occurrence of a Leverage Covenant Toggle Date, that requires us to maintain a minimum amount of revenue set forth below as of the last day of each such fiscal quarter and measured on a trailing twelve month basis:

Date	Minimum Revenue
March 31, 2026	$245,591,268
June 30, 2026	$264,387,082
September 30, 2026	$319,190,794
December 31, 2026	$372,510,143
March 31, 2027	$426,903,024
June 30, 2027	$501,782,812
September 30, 2027	$554,984,539
December 31, 2027	$616,972,315
March 31, 2028	$676,839,498
June 30, 2028	$722,972,451
September 30, 2028	$758,499,673
(ii) a minimum liquidity covenant, in effect from March 31, 2026 to (but not including) the first business day following the occurrence of a Leverage Covenant Toggle Date, that requires us not to permit Liquidity (defined as unrestricted cash together with amounts available for borrowing under the Revolving Facility), as of the last day of each fiscal quarter, to be less than (x) initially, $105,000,000 or (y) upon and after the repayment of the Term Loan Facility in full, 35.0% of the outstanding revolving commitment as of such date, and (iii) a maximum consolidated first lien net leverage ratio covenant, in effect commencing upon the occurrence of a Leverage Covenant Toggle Date, that requires us to maintain a consolidated total net leverage ratio of less than (x) 4.50 to 1.00 for the fiscal quarters ending March 31, 2026, June 30, 2026, September 30, 2026 and December 31, 2026, (y) 4.25 to 1.00 for the fiscal quarters ending March 31, 2027, June 30, 2027, September 30, 2027 and December 31, 2027 and (z) 4.00 to 1.00 for the fiscal quarters ending March 31, 2028, June 30, 2028 and September 30, 2028. The Credit Agreement also includes customary equity cure provisions that permit us to cure defaults in respect of either of the foregoing financial covenants. The Company was in compliance with all financial debt covenants as of March 31, 2026.
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

Contractual Obligations
Lease Commitments
We lease buildings that are used in production and for administrative activities. All of our leases are classified as operating leases with various expiration dates through 2036. Our total remaining fixed lease payment obligations as of March 31, 2026 and December 31, 2025 are $44.8 million and $38.8 million, respectively, with $7.1 million due in less than one year from March 31, 2026.

Tax Receivable Agreement

Prior to the consummation of the IPO, the Company entered into the TRA with the TRA Holders. The TRA requires the Company to make payments to the TRA Holders in an amount equal to 85% of certain tax savings (or expected tax savings) in respect of certain tax attributes of the Company. At the date of the IPO and as of March 31, 2026, the realization of those benefits is uncertain, and as such, the Company does not believe payment of TRA benefits is probable. Accordingly, the Company does not anticipate recording the TRA liability until such time as payments become probable. As of March 31, 2026, the Company estimates the TRA attributes were approximately $346 million. See Note 8 - Accounting for Income Taxes of the accompanying notes to the unaudited condensed financial statements in Part I in this Quarterly Report on Form 10-Q for additional information related to the TRA.

Cash Flows

The table below summarizes certain information from the unaudited condensed consolidated statements of cash flows for the three months ended March 31, 2026 and 2025:

	For the three months ended March 31,
($ in thousands)	2026	2025
Cash and cash equivalents at beginning of the year	$162,573	$104,656
Operating activities:
Net loss	(114,842)	(11,729)
Reconciling adjustments to net loss	110,324	13,485
Changes in working capital	(79,937)	(81,252)
Net cash (used in) operating activities	(84,455)	(79,496)
Net cash (used in) investing activities	(11,076)	(3,673)
Net cash provided by financing activities	588,703	—
Net increase/(decrease) in cash and cash equivalents	493,172	(83,169)
Effect of foreign currency rate changes on cash and cash equivalents	(52)	65
Cash and cash equivalents at end of period	$655,693	$21,552
Net Cash (Used In)/Provided by Operating Activities
Net cash used in operating activities increased by $5.0 million, or 6%, to $84.5 million during the three months ended March 31, 2026, as compared to $79.5 million of cash used in operating activities during the three months ended March 31, 2025.

Changes in working capital declined by $1.3 million, or 2%, primarily attributable to the timing of cash receipts and cash payments for the period. This is particularly driven by offsetting cash flows from changes in contract assets and contract liabilities, as well as cash outflows for inventory that were offset by aggregate changes in other working capital balances. We actively manage our contract assets and contract liabilities, along with the related billing and collection efforts.

The net increase in non-cash adjustments between the three months ended March 31, 2026 and the three months ended March 31, 2025, was primarily driven by a $84.7 million increase in stock-based compensation expense, a $5.9 million increase in other non-cash expenses, and a $4.1 million increase in amortization and depreciation.

Net Cash (Used In) Investing Activities
Net cash used in investing activities increased by $7.4 million, or 202%, to $11.1 million for the three months ended March 31, 2026, as compared to $3.7 million for the three months ended March 31, 2025, primarily due to cash used to fund our acquisition of Orbion of $10.8 million, our $3.2 million equity investment. This increase is partially offset by cash proceeds from settlement of notes receivable of $5.0 million.

Net Cash Provided by Financing Activities

Net cash provided by financing activities was $588.7 million for the three months ended March 31, 2026, as compared to $0 for the three months ended March 31, 2025, primarily due to proceeds from issuance of the Company's common stock in connection with the IPO, net of underwriting discounts and commissions and other offering costs, of $589.6 million. This is partially offset by the repayment of principal on the Term Loan Facility of $0.9 million.

Critical Accounting Estimates
Our unaudited condensed consolidated financial statements have been prepared in accordance with GAAP. Preparation of the unaudited condensed consolidated financial statements requires our management to make judgments, estimates, and assumptions that impact the reported amount of net sales and expenses, assets and liabilities, and the disclosure of contingent assets and liabilities. We consider an accounting judgment, estimate, or assumption to be critical when the estimate or assumption is complex in nature or requires a high degree of judgment and the use of different judgments, estimates, and assumptions could have a material impact on our unaudited condensed consolidated financial statements. We periodically review our estimates and make adjustments when facts and circumstances dictate. To the extent that there are material differences between these estimates and actual results, our financial condition or results of operations will be affected.
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
If, at the time of contract award or at any time during the life of a contract it becomes probable that total contract costs will exceed total contract revenue, the expected loss is recognized immediately in the consolidated statements of operations and comprehensive loss. We evaluate the contract value and cost estimates at completion for performance obligations no less frequently than quarterly, and more frequently when circumstances significantly change. Changes in contract estimates occur for a variety of reasons including, but not limited to, changes in contract scope, labor productivity, the nature and technical complexity of the work to be performed, availability and cost volatility of materials, subcontractor and vendor performance, volume assumptions, inflationary trends, and schedule and performance delays. We utilize information available to us at the time when making changes in contract EACs and apply consistent judgment across the full portfolio of programs.
Management’s estimates of total costs to be incurred are highly subjective and depend on past experience and operations. Given our limited history of operations, our rapid development and commercialization of new products, as well as our continued focus on improving and refining our manufacturing processes, these estimates are inherently subject to a high degree of estimation uncertainty and may fluctuate significantly from period to period.
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
Recently Issued Accounting Standards
Newly adopted accounting standards are described in Note 2 to our unaudited condensed consolidated financial statements in Item 1 of Part I of this Quarterly Report on Form 10-Q.

The Company has considered all other recently issued accounting pronouncements and does not believe the adoption of such pronouncements will have a material impact on its unaudited condensed consolidated financial statements.

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
Item 3. Quantitative and Qualitative Disclosures About Market Risk
We are exposed to market risks in the ordinary course of our business, which primarily relate to interest rate risk, foreign currency exchange risk, and inflation. A description of our market risk exposures can be found under Part II, Item 7A “Quantitative and Qualitative Disclosures About Market Risk” in our 2025 Annual Report on Form 10-K.

Item 4. Controls and Procedures
Disclosure Controls and Procedures

As required by Rule 13a-15(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), our management, with the participation of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our CEO and CFO concluded that, as of March 31, 2026, our disclosure controls and procedures were not effective due to the material weakness in internal control over financial reporting described below.

Previously Identified Material Weakness in Internal Control Over Financial Reporting

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of a company’s annual or interim financial statements will not be prevented or detected on a timely basis.

As previously disclosed in our 2025 Annual Report on Form 10-K, our management previously identified a material weakness in our internal control over financial reporting relating to identifying the correct measure of progress related to our over-time revenue recognition.

To remediate the foregoing material weakness, we have performed additional accounting analysis and other procedures, including consulting with third-party subject matter experts, to ensure the proper accounting, financial disclosures and internal controls for the material weakness. In addition, we hired a Chief Accounting Officer and will continue to utilize third-party subject matter experts to enhance our internal control processes.

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

Changes in Internal Control Over Financial Reporting

Except for the remediation efforts relating to the material weakness described above, there were no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II
Item 3. Legal Proceedings
The Company is involved in legal proceedings from time to time. The Company has assessed its positions and is of the opinion that, currently, the ultimate resolution of such matters will not have a material adverse effect on the results of operations, cash flows or the financial position of the Company.
Item 1A. Risk Factors

A description of the risk factors impacting the Company can be found in Part I, Item 1A “Risk Factors” in the 2025 Annual Report on Form 10-K. Additional risks and uncertainties not currently known to the Company or that the Company currently deems to be immaterial also may materially adversely affect the Company’s business, financial condition or future results.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
On January 28, 2026, prior to the effectiveness of the Registration Statement on Form S-1 relating to the Company’s initial public offering, Yellowstone Midco Holdings II, LLC (“Midco II”) converted into a Delaware corporation pursuant to a statutory conversion and changed its name to York Space Systems Inc. (the “Corporate Conversion”). At the time of the Corporate Conversion, all units of Midco II were converted into shares of the Company’s common stock. To the extent the issuance of such shares could constitute a sale of securities, such issuance was not registered under the Securities Act pursuant to the exemption from registration provided by Section 4(a)(2) of the Securities Act.

In addition, during the quarter ended March 31, 2026, the Company issued 2,812,141 shares of common stock in connection with its acquisition of Orbion Space Technology, Inc. The information required by this Item with respect to such issuance was previously reported on the Company’s Current Report on Form 8-K filed with the SEC on March 10, 2026.

Item 3. Defaults Upon Senior Securities
None.

Item 4. Mine Safety Disclosures
Not Applicable.

Item 5. Other Information
None.

Item 6. Exhibits
The documents listed below are incorporated by reference or are filed with this Quarterly Report on Form 10-Q, in each case as indicated therein (numbered in accordance with Item 601 of Regulation S-K).

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

10.1	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.5 to the Registration Statement on Form S-1 filed with the SEC on January 16, 2026)

10.2
Tax Receivable Agreement, dated as of January 28, 2026, by and among York Space Systems Inc. and the stockholders party thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on January 30, 2026)

10.3	York Space Systems Inc. 2026 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.7 to the Registration Statement on Form S-1 filed with the SEC on January 16, 2026)

10.4	Form of Restricted Stock Unit Grant Notice and Award Agreement (incorporated by reference to Exhibit 10.8 to the Registration Statement on Form S-1 filed with the SEC on January 16, 2026)

10.5	Form of Restricted Stock Award Grant Notice and Agreement (Employee Form) (incorporated by reference to Exhibit 10.9 to the Registration Statement on Form S-1 filed with the SEC on January 16, 2026)

10.6
Form of Restricted Stock Award Grant Notice and Agreement (Non-Employee Form) (incorporated by reference to Exhibit 10.10 to the Registration Statement on Form S-1 filed with the SEC on January 16, 2026)

10.7*	York Space Systems Inc. Non-Employee Director Compensation Policy

10.8*	Form of Restricted Stock Unit Grant Notice and Award Agreement (Non-Employee Director Form)

10.9
Director Nomination Agreement, dated as of January 28, 2026, by and among York Space Systems Inc. and the stockholders party thereto (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on January 30, 2026)

10.10	Form of Voting Agreement (incorporated by reference to Exhibit 10.12 to the Registration Statement on Form S-1 filed with the SEC on January 16, 2026)

10.11
Amended and Restated Consulting Agreement, dated as of January 30, 2026, between York Space Systems, Inc., AE Industrial Operating Partners, LLC and AE Industrial Partners, LP (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed with the SEC on January 30, 2026)

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	Inline XBRL Instance Document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104*	Inline XBRL Cover Page Interactive Data File (included in Exhibit 101).

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

Date: May 14, 2026	York Space Systems Inc.

	By:	/s/ Dirk Wallinger
Dirk Wallinger
Chief Executive Officer

Date: May 14, 2026	York Space Systems Inc.

	By:	/s/ Kevin Messerle
Kevin Messerle
Chief Financial Officer

Date: May 14, 2026	York Space Systems Inc.

	By:	/s/ Brian Frantz
Brian Frantz
Chief Accounting Officer