Form 10-Q
period 2026-06-30
York Space Systems Inc.
filed 2026-08-14
CIK 2086587

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________________________
FORM 10-Q
______________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2026
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

The registrant has 137,357,605 shares of common stock outstanding as of August 12, 2026.

i

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q (this “Quarterly Report on Form 10-Q”) contains forward-looking statements within the meaning of, and we intend such forward-looking statements to be covered by, the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified. These risks and other factors include, but are not limited to, those listed under “Risk Factors” in Item 1A of Part I of our Annual Report on Form 10-K for the year ended December 31, 2025 (the “2025 Annual Report on Form 10-K”). In some cases, you can identify forward-looking statements by terminology such as “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “objective,” “ongoing,” “plan,” “predict,” “project,” “potential,” “should,” “will,” “would,” or the negative of these terms or other comparable terminology. In particular, statements about the markets in which we operate, including growth of our various markets, statements about potential new products and product innovation and our expectations, beliefs, plans, strategies, objectives, prospects, assumptions, or future events or performance contained in the section ‘Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 2 of Part I of this Quarterly Report on Form 10-Q are forward-looking statements. Forward-looking statements include, but are not limited to, statements about:

•contracts awards trends and related regulatory developments;
•our market opportunity, addressable market and the potential growth of that market;
•our M&A strategy, business plans, inventory building, outcomes, and growth prospects;
•expectations regarding government agencies, programs and actions;
•benefits expected from the acquisitions of Orbion Space Technologies, Inc. ("Orbion"), Solestial Space Technology, Inc. ("Solestial") and All.Space Holdings, Inc. ("All.Space");
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
•difficulties or disruptions in consummating future acquisitions and integrating the operations of acquired companies into our business, and in realizing the expected benefits of these transactions, including with respect to Orbion, Solestial and All.Space;

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
ii

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
•uncertain global macro-economic and political conditions, including the implementation of tariffs and supply chain risks;
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

PART I
Item 1. Condensed Consolidated Financial Statements (Unaudited)
INDEX TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
York Space Systems Inc.

York Space Systems Inc.
Condensed Consolidated Balance Sheets (Unaudited)
(Dollars in thousands, except shares, units, per share and per unit amounts)

	As of June 30, 2026	As of December 31, 2025
Assets
Current assets
Cash and cash equivalents	$534,000	$162,573
Accounts receivable, net	55,800	11,539
Inventories	41,787	18,747
Prepaid expenses and other current assets	20,988	31,478
Contract assets	114,967	76,809
Capitalized commissions, net	4,305	6,661
Total current assets	771,847	307,807
Fixed assets, net	58,070	46,293
Right of use assets, net	28,445	24,683
Goodwill	793,520	674,262
Other intangibles, net	412,828	407,925
Other assets	5,509	14,415
Total assets	$2,070,219	$1,475,385
Liabilities, Temporary Equity and Stockholders' Equity/Member's Capital
Current liabilities
Contract liabilities	$18,157	$110,275
Accounts payable and accrued expenses	110,015	68,358
Operating lease liabilities, current	3,942	3,260
Income taxes payable	831	672
Long-term debt, current	5,625	3,750
Deferred commissions, current	5,266	5,038
Other current liabilities	835	—
Total current liabilities	144,671	191,353
Operating lease liabilities, less current portion	26,330	23,161
Deferred commissions, less current portion	1,191	2,110
Long-term debt, net	141,419	144,962
Derivative liability associated with Class P Units	—	93,411
Other liabilities	4,717	3,353
Deferred income tax liability	6,084	6,096
Total liabilities	$324,412	$464,446
Commitments and contingencies (See Note 13)
Temporary Equity
Class P Units (0 and 240,956,348 units authorized, issued and outstanding at June 30, 2026 and December 31, 2025, respectively; $0 and $241,498 liquidation preference as of June 30, 2026 and December 31, 2025, respectively)	—	143,115
Stockholders' Equity/Member's Capital
Common units (0 and 50,000,000 authorized, issued and outstanding at June 30, 2026 and December 31, 2025, respectively)	—	1,135,910
Common stock ($0.0001 par value per share; 1,000,000,000 and 0 authorized at June 30, 2026 and December 31, 2025, respectively; 129,312,790 and 0 issued and outstanding at June 30, 2026 and December 31, 2025, respectively)	13	—
Additional paid-in-capital	2,168,137	—
Accumulated other comprehensive income	864	936
Accumulated deficit	(423,207)	(269,022)
Total stockholders' equity/member's capital	1,745,807	867,824
Total liabilities, temporary equity, and stockholders' equity/member's capital	$2,070,219	$1,475,385
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

York Space Systems Inc.
Condensed Consolidated Statements of Operations and Comprehensive Loss (Unaudited)
(Dollars in thousands, except shares and per share amounts)

	For the three months ended June 30,		For the six months ended June 30,
	2026	2025	2026	2025
Revenue	$92,547	$83,839	$208,890	$190,091
Cost of revenues	70,367	74,313	164,560	155,963
Gross profit	22,180	9,526	44,330	34,128
Operating expenses
Selling, general and administrative expenses	40,825	25,790	77,531	52,591
Stock-based compensation expense	10,893	—	95,589	—
Research and development expenses	5,766	4,893	11,055	9,294
Transaction costs	6,009	75	11,934	106
Total operating expenses	63,493	30,758	196,109	61,991
Loss from operations	(41,313)	(21,232)	(151,779)	(27,863)
Other (expense) income
Interest expense	(2,884)	(7,118)	(5,783)	(14,177)
Interest income	4,208	218	8,828	759
Other (expense) income, net	928	1,201	(5,279)	1,315
Total other income (expense)	2,252	(5,699)	(2,234)	(12,103)
Loss before provision for income taxes	(39,061)	(26,931)	(154,013)	(39,966)
Income tax (expense) benefit	(282)	2,697	(172)	4,003
Net loss	$(39,343)	$(24,234)	$(154,185)	$(35,963)
Foreign currency translation adjustment	49	372	(72)	857
Comprehensive loss	$(39,294)	$(23,862)	$(154,257)	$(35,106)
Net loss per common share
Net loss	$(39,343)	$(24,234)	$(154,185)	$(35,963)
Less: Accretion of Class P Units	—	—	192	—
Less: Deemed dividend on Conversion of the Class P Units upon IPO	—	—	60,722	—
Net loss available to common shareholders	$(39,343)	$(24,234)	$(215,099)	$(35,963)
Basic and diluted net loss per share	$(0.31)	$(0.25)	$(1.76)	$(0.38)
Weighted average common shares outstanding
Basic and diluted weighted common shares outstanding	128,095,949	95,141,928	122,092,664	95,141,928
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

York Space Systems Inc.
Condensed Consolidated Statements of Changes in Stockholders' Equity/Member’s Capital and Temporary Equity (Unaudited)
(Dollars in thousands, except units and shares)

	Redeemable Preferred Units		Class P Units		Common Units		Common Stock		Additional paid-in-capital	Accumulated deficit	Accumulated other comprehensive income (loss)	Total Member’s Capital
	Units	Amount	Units	Amount	Units	Amount	Shares	Amount
Balance at March 31, 2026	—	$—	—	$—	—	$—	127,609,213	$13	$2,105,387	$(383,864)	$815	$1,722,351
Issuance of common stock for acquisition of Solestial	—	—	—	—	—	—	1,703,577	—	51,857	—	—	51,857
Stock-based compensation expense	—	—	—	—	—	—	—	—	10,893	—	—	10,893
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	—	—	49	49
Net loss	—	—	—	—	—	—	—	—	—	(39,343)	—	(39,343)
Balance at June 30, 2026	—	$—	—	$—	—	$—	129,312,790	$13	$2,168,137	$(423,207)	$864	$1,745,807

	Redeemable Preferred Units		Class P Units		Common Units		Common Stock		Additional paid-in-capital	Accumulated deficit	Accumulated other comprehensive income (loss)	Total Member’s Capital
	Units	Amount	Units	Amount	Units	Amount	Shares	Amount
Balance at March 31, 2025	56,619,831	$70,522	—	$—	1,078,929,080	$961,104	—	$—	$—	$(196,214)	$(325)	$764,565
Issuance of Redeemable preferred units	25,000,000	25,000	—	—	—		—	—	—	—	—	—
Accretion of Redeemable preferred units	—	2,363	—	—	—	(2,363)						(2,363)
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	—	—	372	372
Net loss	—	—	—	—	—	—	—	—	—	(24,234)	—	(24,234)
Balance at June 30, 2025	81,619,831	$97,885	—	$—	1,078,929,080	$958,741	—	$—	$—	$(220,448)	$47	$738,340

	Redeemable Preferred Units		Class P Units		Common Units		Common Stock		Additional paid-in-capital	Accumulated deficit	Accumulated other comprehensive income (loss)	Total Stockholders' Equity
	Units	Amount	Units	Amount	Units	Amount	Shares	Amount
Balance at December 31, 2025	—	$—	240,956,348	$143,115	50,000,000	$1,135,910	—	$—	$—	$(269,022)	$936	$867,824
Accretion of Class P Units	—	—	—	192	—	(192)	—	—	—	—	—	(192)
Conversion of Class P Units into shares of common stock	—	—	(240,956,348)	(143,307)	—	—	8,885,674	1	302,112	—	—	302,113
Deemed dividend on conversion of the Class P Units into shares of common stock							—	—	(60,722)	—	—	(60,722)
Conversion of common units into shares of common stock	—	—	—	—	(50,000,000)	(1,135,718)	97,411,398	10	1,135,708	—	—	—
Issuance of common stock in connection with IPO, net of underwriting discounts and commissions and other offering costs	—	—	—	—	—	—	18,500,000	2	583,413	—	—	583,415
Issuance of common stock for acquisition of Orbion	—	—	—	—	—	—	2,812,141	—	60,180	—	—	60,180
Issuance of common stock for acquisition of Solestial	—	—	—	—	—	—	1,703,577	—	51,857	—	—	51,857
Stock-based compensation expense	—	—	—	—	—	—	—	—	95,589	—	—	95,589

Foreign currency translation adjustment	—	—	—	—	—	—	—	—	—	—	(72)	(72)
Net loss	—	—	—	—	—	—	—	—	—	(154,185)	—	(154,185)
Balance at June 30, 2026	—	$—	—	$—	—	$—	129,312,790	$13	$2,168,137	$(423,207)	$864	$1,745,807

	Redeemable Preferred Units		Class P Units		Common Units		Common Stock		Additional paid-in-capital	Accumulated deficit	Accumulated other comprehensive income (loss)	Total Member’s Capital
	Units	Amount	Units	Amount	Units	Amount	Shares	Amount
Balance at December 31, 2024	56,619,831	$68,413	—	$—	1,078,929,080	$963,213	—	$—	$—	$(184,485)	$(810)	$777,918
Issuance of Redeemable preferred units	25,000,000	25,000	—	—	—	—	—	—	—	—	—	—
Accretion of Redeemable preferred units	—	4,472	—	—	—	(4,472)	—	—	—	—	—	(4,472)
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	—	—	857	857
Net loss	—	—	—	—	—	—	—	—	—	(35,963)	—	(35,963)
Balance at June 30, 2025	81,619,831	$97,885	—	$—	1,078,929,080	$958,741	—	$—	$—	$(220,448)	$47	$738,340
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

York Space Systems Inc.
Condensed Consolidated Statements of Cash Flows (Unaudited)
(Dollars in thousands)

	For the six months ended June 30,
	2026	2025
Cash flows from operating activities
Net loss	(154,185)	(35,963)
Adjustments to reconcile net loss to net cash (used in)/provided by operating activities:
Depreciation and amortization	30,989	24,261
Stock-based compensation expense	95,589	—
Amortization of debt issuance costs	418	428
Non-cash lease expense	2,110	1,297
Amortization of capitalized commissions	2,316	3,229
Deferred taxes	(237)	(3,998)
Loss on equity investments, net	1,594	—
Other, net	5,772	(894)
Changes in assets and liabilities, net of the effect of acquisitions:
Accounts receivable, net	(43,447)	(7,333)
Inventories	(24,042)	7,137
Prepaid expenses and other current assets	6,651	20,873
Contract assets	(38,159)	(42,932)
Other assets	(476)	(54)
Contract liabilities	(95,815)	(72,852)
Accounts payable and accrued expenses	26,831	7,814
Deferred commissions	(691)	(1,338)
Income taxes payable	149	—
Related party payables	—	1,276
Other liabilities	17	436
Right of use assets and operating lease liabilities, net	(2,021)	(1,209)
Net cash (used in) operating activities	(186,637)	(99,822)
Cash flows from investing activities
Capital expenditures	(3,430)	(1,272)
Equity investments	(6,156)	(5,000)
Acquisition of business, net of cash acquired	(25,152)	—
Issuance of notes receivable	—	(2,500)
Proceeds from settlement of notes receivable	5,000	—
Net cash (used in) investing activities	(29,738)	(8,772)
Cash flows from financing activities
Proceeds from issuance of common stock in connection with the IPO, net of underwriting discounts and commissions	592,833	—
Payment of offering costs in connection with the IPO	(3,192)	—
Repayment of principal on long-term debt	(1,875)	—
Proceeds from settlement of notes receivable	—	25,000
Net cash provided by financing activities	587,766	25,000
Net increase/(decrease) in cash and cash equivalents	371,391	(83,594)
Effect of exchange rate changes on cash	36	156
Cash and cash equivalents, beginning of period	162,573	104,656
Cash and cash equivalents at end of period	$534,000	$21,218
Supplemental disclosures of cash flow information
Cash payments for interest	$5,682	$6,090
Cash (refunded)/paid for taxes	(11)	3
Noncash operating, investing, and financing
Changes in accounts payable and accruals for purchases of fixed assets	1,483	1,346
Conversion of common units into shares of common stock upon IPO	1,135,718	—
Conversion of Class P Units into shares of common stock upon IPO	241,391	—
Issuance of common shares for acquisition of Orbion	60,180	—
Issuance of common shares for acquisition of Solestial	51,857	—
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

York Space Systems Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
(Dollars in thousands, except shares, units, per share and per unit amounts)

Note 1. Description of Business and Basis of Presentation
Description of Business

York Space Systems Inc. is a leading, U.S.-based, national defense and commercial prime providing a comprehensive suite of mission-critical solutions for national security, government and commercial customers. The Company is one of the only space and defense primes with proprietary hardware and software capabilities designed to address its customers’ complex mission requirements across the critical elements of the entire space ecosystem throughout the entire mission lifecycle. All references in this Quarterly Report on Form 10-Q to the “Company,” “York,” “we,” “us” and “our” refer to York Space Systems Inc. and its consolidated subsidiaries.

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

The Company’s primary operating subsidiary, York Space Systems, LLC, was founded in 2012 to create an innovative space technology mission prime, with a goal of meeting the evolving national security threats from space by providing mission-critical spacecraft at scale, faster, and at lower cost.

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

At the time of the Corporate Conversion, all Class P units of Midco II (the “Class P Units”) converted into 8,885,674 shares of our common stock which was calculated as an amount of shares equal to (i) the outstanding aggregate total preference amount of such Class P Unit, divided by (ii) the IPO price discounted by 20% and all outstanding common units of Midco II converted into an aggregate of 99,558,713 shares of common stock, including 2,269,473 shares of unrestricted common stock distributed in respect of vested Class B units (the “Incentive Units”) in Holdings and 2,147,313 shares of restricted stock distributed in respect of unvested Incentive Units, in each case, in connection with the Incentive Unit Distributions (as defined below).

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

York Space Systems Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
(Dollars in thousands, except shares, units, per share and per unit amounts)
The Common Control Reorganization is considered a reorganization of entities under common control. Amounts for the period from January 1, 2025 through June 30, 2025 presented in the unaudited condensed consolidated financial statements and accompanying notes herein represent the historical operations of Midco I. The amounts as of June 30, 2026 and for the period from January 1, 2026 through June 30, 2026 reflect the consolidated operations of the Company.

Initial Public Offering

On January 29, 2026, the Company's common stock began trading on the New York Stock Exchange (the “NYSE”) under the ticker “YSS”. In its IPO, the Company sold a total of 18.5 million shares of its common stock at a public offering price of $34.00 per share, for an aggregate offering price of $629.0 million. The Company received net proceeds of $583.4 million, net of $36.2 million of underwriting discounts and commissions and $9.4 million of other offering costs. The proceeds from the IPO will be used for general corporate and working capital purposes.

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

Pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”), certain information and footnote disclosures required by GAAP for annual financial statements have been condensed or omitted from these interim financial statements. Accordingly, these financial statements should be read in conjunction with the audited consolidated financial statements and notes included in the 2025 Annual Report on Form 10-K, filed with the SEC on March 19, 2026. The results for the interim periods may not be indicative of results for the full year.

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
The Company’s typical contracts include two performance obligations. The first performance obligation consists of the combined design, development, and integration of a specified number of satellites or payloads constituting a fully functional constellation of satellites once successfully launched in space, as well as the design, development, and delivery of the hardware and software components constituting a ground system command and control to strategically operate the satellites to obtain mission critical data. The Company has determined that the various promises constitute a single combined performance obligation because the Company deemed each promise to not be individually distinct within the context of the contract since the Company performs a significant service of integrating the inputs into a combined output for which the customer has contracted: that is, a fully functional constellation of satellites that reports real-time information to the customer for strategic operations of the customer. Further, the Company concluded that the hardware and software developed for the customer and installed at the customer’s ground operations control are highly interdependent and highly interrelated with the satellites. The hardware and software serve as an interface to obtain the desired data from the constellation. The software enables the satellites to maneuver in space and communicate with each other and the ground systems in order to perform their intended function.
The second performance obligation consists of operations and maintenance services that operate the ground systems by sending instructions and commands to the satellites, obtaining data from the satellites, as well as maintenance and updates to the software. The Company concluded that these services constitute a series of daily time increments that are satisfied over time.
Customer contracts also typically include customer options to acquire extended operations and maintenance services. The pricing of these options is reflective of the standalone selling price for these services and therefore, does not provide the customer with a material right that would constitute a separate performance obligation. Instead, the options are accounted for only when the customer exercises the option to purchase the additional services.
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
Once the Company identifies the performance obligations, it determines the transaction price, which includes estimating the amount of variable consideration to be included in the transaction price, if any. Typical contracts include variable consideration in the form of contingent milestone payments. The milestones are established at contract inception and outline the specifications and criteria that must be met for the Company to invoice the customer for the corresponding milestone payment. The Company utilizes the most likely approach to estimate variable consideration as most of the milestones have only two possible outcomes. The Company continuously considers the constraint guidance and typically does not constrain variable consideration as it deems it not probable that inclusion of the variable payments in the transaction price would result in a significant revenue reversal of cumulative revenue recognized to date for any single contract. The Company's engineers and experts have significant experience in achieving such milestones.
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
U.S. Federal Government Contracts
The Company has engineering and production contracts with the U.S. Federal Government, which typically provide the customer with the unilateral right to cancel the contract whenever the federal buying agency deems the cancellation is in the public interest. Under a termination for convenience clause, the Company is entitled to recover all costs incurred to the termination date, plus other costs not recovered at termination (such as ongoing costs not able to be discontinued, for example, rental costs), as well as an allowance for profit or fee. The U.S. Federal Government also typically has the right to the goods produced and in process under the contract at the time of a termination.

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
Recently Adopted Accounting Pronouncements

The Company did not adopt any accounting pronouncements during the three and six months ended June 30, 2026.

The Company considered all other recently issued accounting pronouncements and does not believe the adoption of such pronouncements will have a material impact on its unaudited condensed consolidated financial statements or notes thereto.

Note 3. Revenues
The table below presents revenues disaggregated by type of customer for the following periods:

	For the three months ended June 30,		For the six months ended June 30,
	2026	2025	2026	2025
Government	$85,138	$81,179	$199,446	$182,068
Commercial and other	7,409	2,660	9,444	8,023
Total revenues	$92,547	$83,839	$208,890	$190,091
Approximately 96% and 97% of the Company’s revenues for the three months ended June 30, 2026 and 2025, respectively, and 97% of the Company’s revenues for the six months ended June 30, 2026 and 2025, were derived in the U.S. market. Approximately 91% and 96% of the Company’s revenues for the three months ended June 30, 2026 and 2025, respectively, and 96% and 95% of revenues for the six months ended June 30, 2026 and 2025, respectively, were derived from one customer.

York Space Systems Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
(Dollars in thousands, except shares, units, per share and per unit amounts)

Contract balances

	As of
	June 30, 2026	December 31, 2025
Contract assets	$114,967	$76,809

Contract liabilities	$18,157	$110,275

The increase in contract assets during the six months ended June 30, 2026 was primarily driven by revenue recognized for services rendered that had not yet been billed to the customer.

The decrease in contract liabilities during the six months ended June 30, 2026 was primarily driven by satisfaction of performance obligations for services previously billed to the customer. Revenue recognized during the six months ended June 30, 2026 that was included in the contract liability balance as of December 31, 2025 was $108.1 million. Revenue recognized during the six months ended June 30, 2025 that was included in the contract liability balance as of December 31, 2024 was $114.1 million.

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
The below table summarizes the unfavorable impact of the net EAC adjustments for the following periods:

	For the three months ended June 30,		For the six months ended June 30,
	2026	2025	2026	2025
Net EAC adjustments, before income taxes	$(439)	$(13,812)	$(1,193)	$(13,247)
Net EAC adjustments, net of income taxes	(442)	(12,429)	(1,194)	(11,920)
Net EAC adjustments, net of income taxes, per basic and diluted share	$0.00	$(0.13)	$(0.01)	$(0.13)
The net unfavorable EAC adjustments during the three months ended June 30, 2026 were primarily due to an incremental increase in direct materials related to certain projects. The net unfavorable EAC adjustments during the three months ended June 30, 2025 were primarily due to reductions in contract value and increase in forecasted costs for certain projects. The net unfavorable EAC adjustments during the six months ended June 30, 2026 were primarily due to the recognition of contract loss reserves, partially offset by lower-than-anticipated labor, materials and subcontractor costs required to meet customer requirements in the Company’s sale of satellites, launch services and ground services. The net unfavorable EAC adjustments during the six months ended June 30, 2025 were primarily due to reductions in contract value and increase in forecasted costs for certain projects.

York Space Systems Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
(Dollars in thousands, except shares, units, per share and per unit amounts)
Remaining Performance Obligations
As of June 30, 2026, the aggregate amount of the transaction price allocated to remaining performance obligations was $592.0 million. The Company expects to recognize over 55% of its remaining performance obligations as revenue within the next 12 months and the balance thereafter.
Deferred Contract Costs
The following table provides information about capitalized contract costs:

	June 30, 2026	December 31, 2025
Capitalized commissions, net	$4,305	$6,661

Sales commissions earned by the Company’s sales force are considered incremental and recoverable costs of obtaining a contract. These costs are capitalized and amortized over the life of the contract consistent with the pattern of transferring the goods to the customer. Amortization of sales commissions is included in selling, general and administrative expenses in the accompanying unaudited condensed consolidated statements of operations and comprehensive loss and totaled $0.8 million and $1.2 million for the three months ended June 30, 2026 and 2025, respectively, and $2.3 million and $3.2 million for the six months ended June 30, 2026 and 2025, respectively. Unpaid sales commissions expected to be paid within the next twelve months are deferred and recorded as deferred commissions, current on the accompanying unaudited condensed consolidated balance sheets. Unpaid sales commissions expected to be paid in greater than a period of twelve months are classified as deferred commissions, less current portion on the accompanying unaudited condensed consolidated balance sheets.

Loss Contracts
The Company recognizes a contract loss when the current estimate of the consideration expected to be received is less than the current estimate of total estimated costs to complete the contract. For purposes of determining the existence or amount of a contract loss, the Company considers total contract consideration, including any variable consideration constrained for revenue recognition purposes. The Company may experience favorable or unfavorable changes to contract losses from time to time due to changes in estimated contract costs and modifications that result in changes to contract prices. Within cost of revenues in the accompanying unaudited condensed consolidated statements of operations and comprehensive loss, the Company did not record a loss for the three months ended June 30, 2026, however, it recorded a loss of $2.1 million for the three months ended June 30, 2025 and $5.5 million and $2.1 million for the six months ended June 30, 2026 and 2025, respectively.

Note 4. Acquisitions
Solestial Space Technology

On February 9, 2026 and May 7, 2026, the Company made minority equity investments of $3.0 million and $1.0 million, respectively, in Solestial Space Technology, Inc. (“Solestial”). Solestial is an Arizona-based provider of space solar technology with self-healing silicon technology proven on orbit. On May 15, 2026, the Company entered into an Agreement and Plan of Reorganization (the “Solestial Merger Agreement”) with Solestial. Pursuant to the Solestial Merger Agreement, the Company acquired all of the issued and outstanding equity interests of Solestial on June 4, 2026.

Consideration for this acquisition was $71.7 million, which consisted of $15.5 million in cash and approximately $51.8 million in equity consideration in the form of shares of the Company’s common stock, based at a price per share of common stock on the NYSE as of June 4, 2026, the closing date of the acquisition. The fair value of the prior minority equity investment in Solestial was valued at $4.4 million at the closing of the acquisition on June 4, 2026, resulting in a

York Space Systems Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
(Dollars in thousands, except shares, units, per share and per unit amounts)
gain of $0.4 million which is included in other (expense) income, net on the unaudited condensed consolidated statement of operations and comprehensive loss for the three and six months ended June 30, 2026.

The Company incurred $1.5 million of acquisition‑related expenses, which are recorded in transaction costs on the unaudited condensed consolidated statement of operations and comprehensive loss for the three and six months ended June 30, 2026. These expenses include legal and advisory fees paid at closing, deal fees, insurance‑related costs, and other related expenses.

The acquisition was accounted for as a business combination under the acquisition method of accounting. Accordingly, the assets and liabilities acquired were recorded at their estimated fair values. The determination of fair value was based on management’s analysis with the assistance of an independent third‑party valuation firm. The excess purchase price resulting in goodwill is primarily attributable to Solestial’s acquired workforce and expected synergies. None of the goodwill is expected to be deductible for income tax purposes. The results of operations of Solestial are included in the unaudited condensed consolidated financial statements from the date of acquisition.

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

Allocation of Purchase Price	Amount
Cash and cash equivalents	$1,116
Accounts receivable	69
Inventories	1,069
Prepaid expenses and other current assets	280
Fixed assets	4,479
Finance lease right of use assets	2,294
Trade names	600
Technology	7,000
Customer relationships	1,800
Other assets	302
Total identifiable assets acquired	19,009

Accounts payable and accrued expenses	$(585)
Contract liabilities	(524)
Finance lease liability, current	(822)
Financing lease liability, less current portion	(1,348)
Deferred income tax liability	(84)
Total liabilities assumed	(3,363)
Net identifiable assets acquired	15,646
Goodwill	56,094
Fair value of net assets acquired	$71,740

The acquired intangible assets are expected to have useful lives ranging from 5 to 13 years. The provisional fair values for the trade names and technology assets were estimated using the relief‑from‑royalty method. The provisional fair values for the customer relationship assets were estimated using the multi‑period excess earnings method ("MPEEM"). These models reflect management’s estimates of future cash flows, operating performance, and economic conditions.

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

Consideration for this acquisition was $74.9 million, which consisted of approximately $11.2 million in cash and $60.2 million in equity consideration in the form of shares of the Company’s common stock. The fair value of preferred equity held by the Company from the initial investment in Orbion was $3.5 million, which was included in the total consideration. The fair value of this investment was determined using a market-based approach, based on the quoted share price of the Company’s common stock and the contractual conversion ratio of the preferred equity, and the resulting loss of $1.5 million is included in other (expense) income, net on the unaudited condensed consolidated statement of operations and comprehensive loss for the six months ended June 30, 2026.

The Company incurred $2.4 million of acquisition‑related expenses, which are recorded in Transaction costs on the unaudited condensed consolidated statement of operations and comprehensive loss in the six months ended June 30, 2026. These expenses include legal and advisory fees paid at closing, deal fees, insurance‑related costs, and other related expenses.

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

York Space Systems Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
(Dollars in thousands, except shares, units, per share and per unit amounts)

Allocation of Purchase Price	Amount
Cash and cash equivalents	$439
Accounts receivable	699
Inventories	148
Prepaid expenses and other assets	965
Fixed assets	5,476
Right of use assets	140
Trade name	1,100
Technology	9,500
Backlog	900
Customer relationships	6,800
Total identifiable assets acquired	$26,167

Accounts payable and accrued expenses	$(11,096)
Contract liabilities	(3,110)
Operating lease liability, current	(106)
Operating lease liability, less current portion	(34)
Deferred income tax liability	(111)
Total liabilities assumed	(14,457)
Net identifiable assets acquired	11,710
Goodwill	63,148
Fair value of net assets acquired	$74,858

The acquired intangible assets are expected to have useful lives ranging from 1 to 9 years. The provisional fair values for the trade name and technology assets were estimated using the relief‑from‑royalty method. The provisional fair values for the backlog and customer relationship assets were estimated using the MPEEM. These models reflect management’s estimates of future cash flows, operating performance, and economic conditions.

ATLAS Space Operations

On June 9, 2025, the Company invested in preferred equity of ATLAS Space Operations, Inc. (“ATLAS”), representing an approximate 5% equity interest. ATLAS is a leading provider of Ground Software-as-a-Service (GSaaS) solutions for space-based communication and global connectivity headquartered in Traverse City, MI. Through a series of common control transactions contemplated in an Agreement and Plan of Merger and effected on August 29, 2025, ownership of ATLAS was transferred to the Company.

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

The following table summarizes the final fair values of the assets acquired and liabilities assumed.

Allocation of Purchase Price	Amount
Cash and cash equivalents	$404
Accounts receivable	833
Prepaid expenses and other current assets	55
Fixed assets	3,995
Right of use assets	2,252
Trade name	600
Technology	12,300
Customer relationships	11,300
Deferred income tax asset	4,601
Total identifiable assets acquired	$36,340

Accounts payable and accrued expenses	$(7,208)
Notes payable - short term	(1,500)
Contract liabilities	(570)
Operating lease liability, current	(830)
Operating lease liability, less current portion	(1,415)
Notes payable - long term	(2,232)
Other liabilities	(7)
Total liabilities assumed	(13,762)
Net identifiable assets acquired	22,578
Goodwill	63,261
Fair value of net assets acquired	$85,839
The acquired intangible assets are expected to have useful lives ranging from 5 to 20 years. Their fair values were determined using income-based valuation methodologies, including the MPEEM and the relief-from-royalty method. These models reflect management’s estimates of future cash flows, operating performance, and economic conditions.

York Space Systems Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
(Dollars in thousands, except shares, units, per share and per unit amounts)
Note 5. Fixed Assets, net
Fixed assets, net consists of the following:

	June 30, 2026	December 31, 2025
Leasehold improvements	$22,371	$17,417
Orbiting satellites	—	5,793
Machinery and equipment	27,127	17,407
Computer equipment	6,608	5,609
Software	3,579	2,701
Furniture and fixtures	4,572	3,907
Construction in process	13,241	12,559
Finance lease right of use assets	2,257	—
Total fixed assets, at cost	79,755	65,393
Less: Total accumulated depreciation	(21,685)	(19,100)
Total fixed assets, net	$58,070	$46,293
Depreciation and amortization expense was $3.3 million and $2.1 million for the three months ended June 30, 2026 and 2025, respectively, and $8.5 million and $4.0 million for the six months ended June 30, 2026 and 2025, respectively. There was no impairment recognized related to fixed assets during the three and six months ended June 30, 2026 or 2025.

Note 6. Goodwill and Intangible Assets
The changes in the carrying amount of goodwill are as follows:

Amount
Balance at December 31, 2025	$674,262
Additions	119,242
Effect of foreign currency translation	16
Balance at June 30, 2026	$793,520
There was no impairment recognized related to goodwill during the three and six months ended June 30, 2026 or 2025.
Intangible assets, net consist of the following:

	As of June 30, 2026
	Weighted Average Useful Life	Gross carrying amount	Accumulated Amortization	Net carrying amount
Finite-lived intangible assets
Developed technology	9.5 years	$281,284	$(95,627)	$185,657
Customer relationships	19.5 years	262,242	(45,164)	217,078
Trade names	4.9 years	14,033	(8,628)	5,405
Licenses	9.8 years	5,256	(1,168)	4,088
Backlog	1.0 year	900	(300)	600
Finite-lived intangible assets		$563,715	$(150,887)	$412,828

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

There was no impairment recognized related to intangible assets during the three and six months ended June 30, 2026, or 2025. Amortization expense of intangible assets for the three months ended June 30, 2026, and 2025, was $11.6 million and $10.1 million, respectively, and for the six months ended June 30, 2026, and 2025, was $22.5 million and $20.3 million, respectively, and is recorded in cost of revenues and selling, general and administrative expenses in the unaudited condensed consolidated statements of operations and comprehensive loss. Estimated future amortization expense for finite-lived intangibles is as follows:

Years ending December 31	Amount
2026 (for the remaining period)	$23,569
2027	45,999
2028	43,552
2029	43,342
2030	43,156
Thereafter	213,210
Total future amortization expense on intangible assets	$412,828
Note 7. Financing Arrangements
Credit Agreement

The Company has a credit agreement with various lenders (the “Lenders”) and Wells Fargo Bank, National Association (“Wells Fargo”), which was amended on November 21, 2025 (as amended, the “Credit Agreement”). Pursuant to the Credit Agreement, the Lenders agreed to extend term loan commitments in an aggregate principal amount of $150.0 million (the “Term Loan Facility”) and revolving loan commitments in an aggregate principal amount of $150.0 million (the “Revolving Facility”). In May 2026 the Company exercised an automatic maturity extension related to the credit agreement, which will now mature on November 14, 2029.

The Term Loan Facility requires principal payments equal to 0.625% of the aggregate principal amount on the last day of each fiscal quarter until December 31, 2026 and at 1.250% of the aggregate principal amount on the last day of each fiscal quarter until September 30, 2028. Borrowings under the Credit Agreement bear interest at a floating rate on the unpaid principal amount thereof equal to (i) initially, (x) 3.00% per annum in the case of Term SOFR Loans and (y) 2.00% per annum in the case of ABR Loans and (ii) on and after the date on which the borrower submits written notice to the administrative agent of its election to cease testing the revenue and liquidity covenants and to begin testing the leverage covenant in lieu thereof, which notice may be submitted at any time (the “Leverage Covenant Toggle Date”), the applicable rate per annum set forth in the pricing grid below under the caption “Term SOFR Margin” or “ABR Margin,” as the case may be, based upon the Total Net Leverage Ratio (as defined in the Credit Agreement) as of the end of the Company’s fiscal quarter:

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
(ii) a minimum liquidity covenant, in effect from March 31, 2026 to (but not including) the first business day following the occurrence of a Leverage Covenant Toggle Date, that requires us not to permit Liquidity (defined as unrestricted cash together with amounts available for borrowing under the Revolving Facility), as of the last day of each fiscal quarter, to be less than (x) initially, $105,000,000 or (y) upon and after the repayment of the Term Loan Facility in full, 35.0% of the outstanding revolving commitment as of such date, and (iii) a maximum consolidated first lien net leverage ratio covenant, in effect commencing upon the occurrence of a Leverage Covenant Toggle Date, that requires us to maintain a consolidated total net leverage ratio of less than (x) 4.50 to 1.00 for the fiscal quarters ending March 31, 2026, June 30, 2026, September 30, 2026 and December 31, 2026, (y) 4.25 to 1.00 for the fiscal quarters ending March 31, 2027, June 30, 2027, September 30, 2027 and December 31, 2027 and (z) 4.00 to 1.00 for the fiscal quarters ending March 31, 2028, June 30, 2028 and September 30, 2028. The Credit Agreement also includes customary equity cure provisions that permit us to cure defaults in respect of either of the foregoing financial covenants. The Company was in compliance with all financial debt covenants as of June 30, 2026.
All obligations under the Credit Agreement are secured by substantially all of the Company’s assets and guaranteed by certain subsidiaries.

As of June 30, 2026, the Company had outstanding borrowings of $148.1 million under the Term Loan Facility and no outstanding borrowings under the Revolving Facility, with $150.0 million of available capacity.

York Space Systems Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
(Dollars in thousands, except shares, units, per share and per unit amounts)

The following table presents the Company's outstanding debt:

	As of
	June 30, 2026	December 31, 2025
Term Loan Facility	$148,125	$150,000
Less: unamortized discounts and issuance costs	(1,081)	(1,288)
Total debt, net	147,044	148,712
Less: current portion of long-term debt	5,625	3,750
Total long-term debt, net	$141,419	$144,962

For the three and six months ended June 30, 2025, interest expense and amortization of debt issuance costs recognized related to the secured credit facilities that were outstanding prior to the Credit Agreement (“Original Term Loan Facility”). In November 2025, the Company repaid the Original Term Loan Facility using cash on hand and net proceeds from the Credit Agreement. The following table presents interest expense and amortization of debt issuance costs recognized for the three and six months ended June 30, 2026 and 2025:

	For the three months ended June 30,		For the six months ended June 30,
	2026	2025	2026	2025
Contractual interest expense	$2,673	$6,899	$5,365	$13,749
Amortization of debt issuance costs	211	219	418	428
Total interest expense	$2,884	$7,118	$5,783	$14,177
The Company was in compliance with all financial debt covenants as of June 30, 2026.
Aggregate Maturities

The aggregate maturities of all debt at June 30, 2026 are as follows:

Years ending December 31	Amount
2026 (for the remaining period)	$1,875
2027	7,500
2028	7,500
2029	131,250
$148,125

Note 8. Accounting for Income Taxes

The table below presents the Company’s income tax (expense) benefit and applicable effective tax rate for the following periods:

	For the three months ended June 30,		For the six months ended June 30,
	2026	2025	2026	2025
Income tax (expense) benefit	$(282)	$2,697	$(172)	$4,003
Effective tax rate	(0.7)%	10.0%	(0.1)%	10.0%

The primary differences between the Company's effective tax rate and the U.S. federal statutory tax rate are changes in the valuation allowance, research and development tax credits and related carryforwards, and stock-based compensation. The increase in the valuation allowance for the three months ended June 30, 2026 compared to three months ended June 30,

York Space Systems Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
(Dollars in thousands, except shares, units, per share and per unit amounts)
2025 was primarily attributable to additional deferred tax assets generated from capitalization of research and development expenditures under Section 174, research and development credit carryforwards, purchase accounting adjustments associated with the Solestial acquisition, stock-based compensation, and Section 162(m)-related contra-deferred tax assets arising from stock-based compensation and accrued bonus expenses. The increase in the valuation allowance for the six months ended June 30, 2026 compared to six months ended June 30, 2025, was primarily attributable to additional deferred tax assets generated from capitalization of research and development expenditures under Section 174, research and development credit carryforwards, purchase accounting adjustments associated with the Orbion and Solestial acquisitions, stock-based compensation, and Section 162(m)-related contra-deferred tax assets arising from stock-based compensation and accrued bonus expenses. The Company’s effective tax rate continues to differ significantly from the statutory rate as a result of the full valuation allowance maintained against substantially all U.S. federal and state deferred tax assets.

Tax Receivable Agreement

Prior to the consummation of the IPO, the Company entered into a tax receivable agreement (“TRA”) with equity holders of Holdings and holders of Class P Units (such holders and any transferee or successors being the “TRA Holders”). The TRA requires the Company to make payments to the TRA Holders (or their transferees or successors) in an amount equal to 85% of certain tax savings (or expected tax savings) in respect of certain tax attributes of the Company. Such tax benefits consist primarily of net operating loss carryforwards and research and development credit carryforwards. As of June 30, 2026, the realization of those benefits is uncertain, and as such, the Company does not believe payment of TRA benefits is probable. Accordingly, the Company does not anticipate recording the TRA liability until such time as payments become probable. As of June 30, 2026, the Company estimates the TRA attributes were approximately $347.0 million.

In the event of a change in control, material breach or the Company’s election to terminate the TRA early, the Company would be required to make an immediate cash payment equal to the anticipated future tax benefits that are the subject of the TRA discounted in accordance with the TRA. The early termination liability is calculated based on a discounted calculation of tax attributes using an interest rate equal to 100 basis points above SOFR. The Company estimates the early termination liability to be approximately $261.0 million as of June 30, 2026.

Note 9. Stockholders' Equity/Member's Capital and Temporary Equity
As of December 31, 2025, the common units and Class P Units of Midco II outstanding are as follows. As of June 30, 2026, the common stock of the Company outstanding is as follows:

	Authorized as of		Held by Stockholders'/Member's Issued and Outstanding as of
	June 30, 2026	December 31, 2025	June 30, 2026	December 31, 2025
Common stock - York Space Systems Inc	1,000,000,000	—	129,312,790	—
Common units - Yellowstone Midco Holdings II, LLC	—	50,000,000	—	50,000,000
Class P Units - Yellowstone Midco Holdings II, LLC	—	240,956,348	—	240,956,348

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

	Restricted Stock Awards
	Number of RSAs	Weighted Average grant date fair value per share
Non-vested beginning balance December 31, 2025	—	$—
Granted	4,416,787	34.00
Vested	(2,269,473)	34.00
Forfeited/Cancelled	(120,418)	34.00
Non-vested balance, June 30, 2026	2,026,896	$34.00

Compensation expense for time-vesting interests granted is based on the grant date fair value. The Company recognizes compensation costs on a straight-line basis over the service period, which is generally the vesting period of the award. Forfeitures are recognized as they occur. Stock-based compensation expense totaled $8.5 million, in the three months ended June 30, 2026. Stock-based compensation expense totaled $91.7 million, in the six months ended June 30, 2026. As of June 30, 2026, unrecognized compensation cost totaled $54.4 million. The weighted average remaining period over which the unrecognized compensation cost is to be recognized is 1.6 years as of June 30, 2026.

Restricted Stock Units

Restricted Stock Units with Service-Based Vesting—Under the Omnibus Plan, the Board of Directors has granted restricted stock units (“RSUs”) to members of the Board of Directors, executive officers and other key employees. These awards contain service conditions associated with continued employment or service. The terms of the RSUs provide for regular dividend rights to holders of the awards. Upon vesting, the restrictions on the RSUs lapse and shares are issued and considered issued and outstanding for accounting purposes.

In connection with our IPO, the Board granted approximately $21.7 million in RSUs under the Omnibus Plan to certain employees and non-employee directors (collectively, the “IPO Grants”). Each IPO Grant to certain employees will vest in three substantially equal installments on each of the first, second and third anniversaries of the applicable vesting commencement date, subject generally to continued employment through the applicable vesting date.

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

Compensation expense is recorded monthly over the vesting period of the awards. The following table summarizes information for the equity awards granted in 2026:

York Space Systems Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
(Dollars in thousands, except shares, units, per share and per unit amounts)

	Restricted Stock Units
	Number of RSUs	Weighted Average grant date fair value per unit
Non-vested beginning balance December 31, 2025	—	$—
Granted	875,569	32.09
Forfeited/Cancelled	(12,596)	34.00
Non-vested balance, June 30, 2026	862,973	$32.42

Compensation expense for time-vesting interests granted is based on the grant date fair value. The Company recognizes compensation costs on a straight-line basis over the service period, which is generally the vesting period of the award. Forfeitures are recognized as they occur. Stock-based compensation expense totaled $2.4 million, in the three months ended June 30, 2026. Stock-based compensation expense totaled $3.9 million for the six months ended June 30, 2026. As of June 30, 2026, unrecognized compensation cost totaled $23.8 million. The weighted average remaining period over which the unrecognized compensation cost is to be recognized is 2.6 years as of June 30, 2026.

Note 11. Net Loss per Share
Basic net loss per share is computed by dividing net loss attributable to common shareholders by the weighted average number of common shares outstanding during each period.

The conversion of common units into common stock which occurred as part of the Corporate Conversion is considered akin to a split-like situation. For calculation of net loss per share, shares outstanding for all historical periods before our IPO have been retrospectively adjusted to 95,141,928 to reflect the shares of the Company’s common stock converted from common units. As discussed in Note 1 - Description of Business and Basis of Presentation, the Corporate Conversion resulted in the issuance of 99,558,713 shares of the Company's common stock. However, this amount includes 2,269,473 shares of unrestricted common stock distributed in respect of vested Incentive Units and 2,147,313 shares of restricted stock distributed in respect of unvested Incentive Units. As the distribution of the Company's common stock in respect of vested and unvested Incentive Units is not considered akin to a split-like situation, these shares were excluded from shares outstanding in the calculation of net loss per share for the three and six months ended June 30, 2025 and are only included as outstanding shares prospectively from the vesting date.

Diluted net loss per share is computed by dividing net loss attributable to common shareholders by the weighted average number of fully dilutive common shares outstanding for the period using the treasury-stock method, the if-converted method, or two-class method for participating securities, whichever is more dilutive. The RSAs and RSUs were granted by and settled in the equity of Holdings and therefore are not included in the Company’s net loss per share calculations. During the periods presented, the Company did not have any dilutive equity instruments outstanding. As described in Note 10 - Stock-based Compensation, in 2026, the Company granted RSAs and RSUs. Both RSAs and RSUs are not participating securities as they are not entitled to receive nonforfeitable dividends before the underlying awards are vested. Further, the RSAs and RSUs are both antidilutive equity instruments that could potentially become dilutive in future periods. As a result, diluted net loss per common share is the same as basic net loss per common share for the periods presented.

York Space Systems Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
(Dollars in thousands, except shares, units, per share and per unit amounts)
The following table summarizes the computation of basic and diluted net loss per share attributable to common shareholders of the Company:

	For the three months ended June 30,		For the six months ended June 30,
	2026	2025	2026	2025
Numerator:
Net loss as reported	$(39,343)	$(24,234)	$(154,185)	$(35,963)
Less: Accretion of Class P Units	—	—	192	—
Less: Deemed dividend on Conversion of the Class P Units upon IPO	—	—	60,722	—
Net loss attributable to common shareholders	$(39,343)	$(24,234)	$(215,099)	$(35,963)
Denominator:
Weighted average common shares outstanding - basic and diluted	128,095,949	95,141,928	122,092,664	95,141,928
Net loss per share - basic and diluted	$(0.31)	$(0.25)	$(1.76)	$(0.38)
The following securities were not included in the computation of diluted shares outstanding because the effect would be anti-dilutive:

	For the three months ended June 30,		For the six months ended June 30,
	2026	2025	2026	2025
Restricted stock units (RSUs)	862,973	—	862,973	—
Restricted stock awards (RSAs)	2,026,896	—	2,026,896	—
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
Foreign exchange derivative instruments

During the three months ended June 30, 2026, the Company settled all outstanding foreign exchange derivative instruments. Accordingly, no derivative assets or liabilities were recorded on the unaudited condensed consolidated balance sheet as of June 30, 2026. As of December 31, 2025, the Company’s foreign exchange derivative instruments had an aggregate fair value of $0.6 million and were classified within Level 2 of the fair value hierarchy.
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

The aggregate notional value of these contracts was $0 at June 30, 2026 and $8.8 million at December 31, 2025.
Unrealized and realized gains/(losses), net, related to derivative instruments were $0 and $1.4 million, for the three months ended June 30, 2026 and 2025, respectively, and $(0.1) million and $1.4 million for the six months ended June 30, 2026,

York Space Systems Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
(Dollars in thousands, except shares, units, per share and per unit amounts)
and 2025, respectively. Realized and unrealized gains/(losses) are recorded in other (expense) income, net in the unaudited condensed consolidated statement of operations and comprehensive loss. Cash flows from the foreign currency forward contracts are included in operating activities.

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

Upon IPO and conversion of the Class P Units into shares of the Company's common stock, the derivative liability for the Class P Units was remeasured to fair value of $98.1 million. The Company recognized a loss of $4.7 million for the six months ended June 30, 2026 in other (expense) income, net in the unaudited condensed consolidated statements of operations and comprehensive loss.

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
Note 14. Related Parties
The related party transactions for the Company are as follows:
Transactions with AEI and Affiliates
Consulting Agreement

AE Industrial Partners, the Company's largest stockholder, provided $0.7 million and $0.3 million of consulting services to the Company for the three months ended June 30, 2026 and 2025, respectively, and $1.2 million and $0.6 million for the six months ended June 30, 2026 and 2025, respectively. An amended consulting agreement was executed in connection with the IPO which provides for the Company to pay a consulting fee of $2.4 million per year. The amended agreement expires on the earlier of January 2028 or when AE Industrial Partners beneficially owns less than 10% of the outstanding shares of the Company's common stock. These consulting fees are recorded in selling, general and administrative expenses on the consolidated statements of operations and comprehensive loss.

Solestial Merger Consideration

In connection with the Company’s acquisition of Solestial, affiliates of AE Industrial Partners received 430,134 shares of the Company’s common stock as part of the merger consideration paid to the former equity holders of Solestial. See Note 4 – Acquisitions for further details.

Vendor Purchases

York Space Systems Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
(Dollars in thousands, except shares, units, per share and per unit amounts)
The Company contracted with a vendor in which one of the Company’s employees is a shareholder to provide software engineering services to the Company. During the three months ended June 30, 2026 and 2025 the Company paid approximately $0 and $0.1 million, respectively, and $0.3 million and $0.6 million for the six months ended June 30, 2026 and 2025, respectively, to this vendor for these services.
The Company contracted with a design studio owned by one of the Company's officers and his spouse and managed by the spouse to design, furnish and build out the offices and manufacturing areas for its new facilities. During the three months ended June 30, 2026 and 2025, the Company paid approximately $0.2 million and $0.1 million, respectively, and $0.5 million and $0.1 million for the six months ended June 30, 2026 and 2025, respectively for these services.

Lease

The Company and Metropolitan State University of Denver, where one of the Company’s non-employee directors serves as president, are parties to a lease pursuant to which the Company paid approximately $0.03 million for each of the three months ended June 30, 2026 and 2025, and $0.03 million for each of the six months ended June 30, 2026 and 2025, to rent an office space on the campus of Metropolitan State University of Denver.

Note 15. Segment Reporting
The Company operates in one operating segment and one reportable segment, and as a result, manages its operations and allocates resources as a single operating segment, space infrastructure, which comprises all of its operations. The Company’s Chief Operating Decision Maker ("CODM") is its Chief Executive Officer, who reviews financial information presented on a consolidated basis for purposes of making operating decisions, assessing financial performance, and allocating resources. The CODM uses consolidated net income or loss that is also reported on the consolidated statements of operations and comprehensive income (loss) to evaluate the return on assets and determine strategic initiatives related to product development and new technologies to meet the growing demands of the Company’s unique customers. Consolidated net income (loss) is used to monitor budget versus actual results.
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
At June 30, 2026 and December 31, 2025, $52.5 million and $40.4 million, respectively of the Company’s fixed assets, net are located in the United States. There were no other material tangible long-lived assets located outside of the U.S., individually or in the aggregate.

York Space Systems Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
(Dollars in thousands, except shares, units, per share and per unit amounts)
Significant expenses included within consolidated net loss have been assessed and disclosed in the table below:

	For the three months ended June 30,		For the six months ended June 30,
	2026	2025	2026	2025
Revenue	$92,547	$83,839	$208,890	$190,091
Less:
Direct materials	53,240	63,555	129,538	134,505
Selling, general and administrative expenses	40,825	25,790	77,531	52,591
Stock-based compensation expense	10,893	—	95,589	—
Research and development	5,766	4,893	11,055	9,294
Transaction costs	6,009	75	11,934	106
Interest expense	2,884	7,118	5,783	14,177
Interest income	(4,208)	(218)	(8,828)	(759)
Other expense (income), net	(928)	(1,201)	5,279	(1,315)
Income tax expense (benefit)	282	(2,697)	172	(4,003)
Other segment items (a)	17,127	10,758	35,022	21,458
Net loss	$(39,343)	$(24,234)	$(154,185)	$(35,963)
(a)Other segment items is comprised of other costs of revenue excluding direct materials, including direct labor, overhead costs and depreciation and amortization
Note 16. Subsequent Events
Acquisition of All.Space Holdings, Inc.

On July 8, 2026, the Company closed the acquisition of all of the equity interests of All.Space Holdings, Inc. (“All.Space”) as contemplated by an Agreement and Plan of Merger (the “All.Space Merger Agreement”), by and among the Company, All.Space and the other parties thereto. Under the terms of the All.Space Merger Agreement, the Company acquired All.Space for approximately $155 million in cash and approximately 5.9 million shares of the Company’s common stock, which at a price per share of common stock on the NYSE as of July 8, 2026 totaled consideration of approximately $300 million. In connection with the Company’s acquisition of All.Space, affiliates of AE Industrial Partners received 2,289,366 shares of the Company’s common stock as part of the merger consideration paid to the former equity holders of All.Space.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
The following is a discussion and analysis of our financial condition and results of operations as of, and for, the periods presented. You should read the following discussion and analysis of the Company’s financial condition and results of operations together with "Risk Factors" in Item 1A of Part I of the 2025 Annual Report on Form 10-K, the section entitled "Special Note Regarding Forward-Looking Statements" and our unaudited condensed consolidated financial statements and related notes included in Item 1, of Part I of this Quarterly Report on Form 10-Q. This discussion and analysis contains forward-looking statements, including statements regarding our expectations for the future of our business and our liquidity and capital resources as well as other non-historical statements. These statements are based upon our current plans, expectations, and beliefs, and are subject to numerous risks and uncertainties, including but not limited to the risks and uncertainties described in “Risk Factors” in Item 1A of Part I of the 2025 Annual Report on Form 10-K and the section entitled “Special Note Regarding Forward-Looking Statements.” Our actual results may differ materially from those contained in or implied by these forward-looking statements.
Business Overview
On January 28, 2026, the Registration Statement on Form S-1 ("the Registration Statement") filed with respect to our IPO was declared effective and on January 29, 2026, our stock began trading on the "NYSE" under the ticker “YSS”. Refer to Note 1 – Description of Business and Basis of Presentation of the accompanying notes to the unaudited condensed consolidated financial statements included in Item 1 of Part I of this Quarterly Report on Form 10-Q for additional information.

York is a leading, U.S.-based, national defense and commercial prime providing a comprehensive suite of mission-critical solutions for national security, government and commercial customers. York is one of the only space and defense primes with proprietary hardware and software capabilities designed to address customers’ complex mission requirements across the critical elements of the entire space ecosystem throughout the mission lifecycle. York is a partner of choice for our customers, with differentiated performance versus traditional primes based on price, speed to deployment, and sophistication of capabilities. For contracts which we have been awarded, our price per satellite has been approximately half the price per satellite of our competitors. We have also been the first to deliver and launch satellites for multiple DoW programs. York is the first and only company to demonstrate Link-16 connectivity from space, highlighting our unique and innovative capabilities.

York is purpose built to address evolving national security space challenges and to adapt to the ongoing shift in the U.S. government’s mission needs and procurement processes, where economics, agility, rapid capabilities, and heritage drive customer decision making. We deliver mission-critical solutions in a zero-tolerance for error environment where systems must work, and we believe we are well positioned to win awards to successfully leverage production capabilities at scale in our core markets. York provides customers a vertically integrated, full technology stack of solutions including design, production, integration, and operation of spacecraft with turnkey offerings to manage spacecraft and constellations throughout their entire mission lifecycle. York has significant space heritage, having 74 missions with flight heritage, created 17 products with flight heritage, and logged over four million on-orbit hours. York’s position as a prime enables us to monetize the entire space vertical from launch to mission operations, from spacecraft to payloads, and from edge computing to data transfer.

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

Our model allows us to capture recurring revenue driven by ongoing satellite-based software and services as well as hardware replacement cycles. Once spacecraft are fielded, we provide continuous operational support, ground terminal usage, and proprietary software solutions, including on-spacecraft upgrades during the full orbital lifespan. Contracts have historically provided a fixed cost for software maintenance with upgrade options available for purchase. The expected replacement cycle for the current portfolio of space vehicles is approximately five to six years. Our full lifecycle solution and ongoing operational support distinguishes us from our competitors, positioning us to act as prime for the replacement and potential expansion of competitors’ aging constellations. As a result, we expect our recurring revenue to increase as the installed base of spacecraft in orbit grows, creating a highly visible revenue model, accelerating growth and increasing margins.

We have significant production capability and believe we will be able to meet demand to manufacture and test over 1,000 satellites annually, supporting our position as a leader in rapid, high volume spacecraft delivery. This investment in infrastructure and inventory is meant to create a durable competitive advantage, enabling us to capitalize on the rapidly growing space economy with the ability to reliably deliver spacecraft faster and more affordably than traditional primes.
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

($ in thousands)	As of June 30, 2026	As of December 31, 2025
Backlog	$592,049	$542,557
The increase in backlog as of June 30, 2026 compared to December 31, 2025 was primarily due to the execution of a new commercial contract during the period partially offset by revenue recognized during the period. We expect to recognize over 55% of our backlog as of June 30, 2026 as revenue within the next 12 months, and the balance thereafter.
Recent Developments

Solestial Space Technology Acquisition

On May 15, 2026, we entered into the Solestial Merger Agreement. The transaction closed on June 4, 2026. Pursuant to the Solestial Merger Agreement, we acquired all of the issued and outstanding equity interests of Solestial, Inc. in exchange for consideration consisting of cash totaling $15.5 million and approximately 1.7 million shares of the Company's common stock. Pursuant to the Solestial Merger Agreement, the number of shares delivered to the sellers was calculated using an agreed upon price of $34.00 per share. Solestial is headquartered in Tempe, Arizona and is the only space solar provider with self-healing silicon technology proven on orbit, enabling performance while maintaining a path to high-volume manufacturing. Refer to Note 4 – Acquisitions of the accompanying notes to the unaudited condensed consolidated financial statements included in Item 1 of Part 1 in this Quarterly Report on Form 10-Q for additional information.

All.Space Holdings, Inc. Acquisition

On April 29, 2026, we entered into the All.Space Merger Agreement. The transaction closed on July 8, 2026. Pursuant to the All.Space Merger Agreement, the Company undertook a series of contributions, after which the Company acquired the outstanding equity interests of All.Space, and All.Space became an indirect wholly owned subsidiary of the Company. The Company acquired All.Space for $155 million in cash and approximately 5.9 million shares of the Company’s common stock, which at a price per share of common stock on the NYSE as of July 8, 2026, totaled consideration of approximately $300 million. Refer to Note 16 – Subsequent Events of the accompanying notes to the unaudited condensed consolidated financial statements included in Item 1 of Part I in this Quarterly Report on Form 10-Q for additional information.

Other

In July 2026, we successfully deployed 21 satellites of the second layer of the DoW Tranche 1 Transport Layer mission and confirmed healthy status of all 21 satellites in less than five hours after launch from a dedicated Falcon 9 rocket.

Trends and Key Factors Affecting Performance
Contract Award Outlook
Through 2026, and increasingly into the second quarter of 2026, we have seen the U.S. Government transition from a linear constellation deployment approach to one where Indefinite Delivery, Indefinite Quantity contracts ("IDIQs") are awarded as on-boarding opportunities for large operational systems. We had previously expected Congress to pass a new budget resolution which we anticipated to have funding for new contract awards in several key areas where we have competitive advantages. However, we believe it is more likely for Congress to pass smaller program specific funding bills as well as continuing resolutions in order to incrementally fund existing programs. As a result, we, as well as other space primes, have not been awarded the large contracts that we expected in 2026, and instead have been awarded several IDIQs.

We were awarded three IDIQ’s in the second quarter of 2026 and another in the third quarter and have been awarded two task orders against those IDIQs thus far. While these initial task orders are for less dollars than the contract awards we had expected to win earlier in the year, we believe these on-ramp task orders with these new classified customers will lead to more significant task orders in 2027.

With the success of our Dragoon program, the SDA recently shifted priorities away from T1DES and has subsequently descoped the planned launch for the remaining T1DES constellation. The SDA has also indicated that it intends to make available hardware originally designated for T1DES to support other U.S. government priorities. While negotiations with us are ongoing regarding how this contract change will be implemented, we do not currently anticipate any material financial impact to our consolidated financials based on the terms of our effective contract with the SDA.
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

Ability to Continue to Innovate and Expand our Product and Service Offerings
To continue gaining market share and attracting customers, we plan to continue investing in our infrastructure to expand our production capabilities, including our satellite-based services, and to create a durable competitive advantage with the goal of enabling us to capitalize on the rapidly growing space economy. Our growth opportunity is dependent on our continued ability to expand our addressable market, including but not limited to, space data network, space-based sensing and targeting, as well as Golden Dome missions, and to develop our portfolio of products and services related to our offerings. We intend to expand our operations and offerings significantly, but any difficulties in achieving or effectively managing our growth could have a negative effect on our operating results.

Acquisitions
We consider strategic acquisitions of businesses and other investments to expand our software and services footprint, deepen vertical integration, and accelerate entry into adjacent mission areas, with the goal of expanding our current portfolio and accessing new customers and technologies. We target companies that not only enhance our technical capabilities but also embed us more deeply into our customers’ mission workflows. By integrating strategic acquisitions with our strong internal execution, we aim to build a broader product and service offering with a goal of enhancing our growth and market share. These strategic transactions are costly, time consuming and challenging to consummate and/or integrate with our existing businesses, and may result in fluctuations in our operating results and financial position across periods that may be unrelated to our underlying performance. A portion of the consideration of the acquisitions we have completed recently has consisted of shares of our common stock, which dilute existing stockholders. Any particular acquisition or other investment we make could prove less successful than anticipated, cause further stockholder dilution and have a negative effect on our business.
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
Cost of Revenues—primarily consists of direct material and labor costs, which include salaries, bonuses, and benefits directly attributable to fulfilling our obligations under customer contracts, and related overhead. Overhead costs primarily include allocable amounts of rent, software subscriptions, depreciation and amortization expense on assets used directly in revenue producing activities, indirect materials, and production and test administrative expenses. Our cost of revenues in absolute dollars moves directionally as we perform under current contracts as well as being impacted by strategic acquisitions and investments.
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
Income Tax (Expense) Benefit—includes the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Deferred tax assets and liabilities are determined based on the difference between the financial statement carrying amount and the tax basis of assets and liabilities, along with net operating loss carryforwards using enacted tax rates in effect for the year in which the differences are expected to reverse.
Comparison of the Three Months Ended June 30, 2026 to the Three Months Ended June 30, 2025
The following table sets forth a summary of our unaudited condensed consolidated results of operations for the periods indicated, and the changes between periods.

	For the three months ended June 30,
($ in thousands, except percentages)	2026	% of revenue	2025	% of revenue	$ Change	% Change
Revenue	$92,547	100%	$83,839	100%	$8,708	10%
Cost of revenues	70,367	76%	74,313	89%	(3,946)	(5%)
Gross profit	22,180	24%	9,526	11%	12,654	133%
Operating expenses
Selling, general and administrative expenses	40,825	44%	25,790	31%	15,035	58%
Stock-based compensation expense	10,893	12%	—	—%	10,893	100%
Research and development expense	5,766	6%	4,893	6%	873	18%
Transaction costs	6,009	6%	75	—%	5,934	7912%
Total operating expenses	63,493	69%	30,758	37%	32,735	106%
Loss from operations	(41,313)	(45%)	(21,232)	(25%)	(20,081)	95%
Other (expense) income
Interest expense	(2,884)	(3%)	(7,118)	(8%)	4,234	(59%)
Interest income	4,208	5%	218	—%	3,990	1830%
Other (expense) income, net	928	1%	1,201	1%	(273)	(23%)
Total other expense	2,252	2%	(5,699)	(7%)	7,951	(140%)
Loss before provision for income taxes	(39,061)	(42%)	(26,931)	(32%)	(12,130)	45%
Income tax (expense) benefit	(282)	—%	2,697	3%	(2,979)	(110%)
Net loss	$(39,343)	(43%)	$(24,234)	(29%)	$(15,109)	62%

Net EAC Adjustments
We record changes in costs estimated at completion (net EAC adjustments) using the cumulative catch-up method of accounting. Net EAC adjustments have in the past had, and may in the future have, a significant effect on reported revenues and gross profit. The table below presents the aggregate amounts for the following periods:

	For the three months ended June 30,
($ in thousands)	2026	2025
Gross favorable EAC adjustments	$207	$11
Gross unfavorable EAC adjustments	(1,029)	(13,461)
EAC adjustments, attributable to loss contracts	383	(362)
Net EAC adjustments, before income taxes	$(439)	$(13,812)
Net EAC adjustments, net of income taxes	$(442)	$(12,429)

Two contracts accounted for 64% and 36% respectively, of the gross unfavorable EAC adjustment for the three months ended June 30, 2026 which were primarily due to additional unplanned labor, materials and subcontractor costs. Two contracts accounted for 47% and 35% of the gross unfavorable EAC adjustment for the three months ended June 30, 2025, due to unplanned labor, materials and subcontractor costs. Refer to Note 3 - Revenues of the accompanying notes to the unaudited condensed consolidated financial statements included in Item 1 of Part I in this Quarterly Report on Form 10-Q for additional information related to our net EAC adjustments.

Revenue
Revenue increased by $8.7 million, or 10%, to $92.5 million during the three months ended June 30, 2026, as compared to $83.8 million during the three months ended June 30, 2025. The period-over-period increase in revenue was primarily driven by revenue generated from recently acquired businesses and increased revenue from ground services during the three months ended June 30, 2026, as compared to the three months ended June 30, 2025. Refer to Note 3 - Revenues of the accompanying notes to the unaudited condensed consolidated financial statements in Item 1 of Part I of this Quarterly Report on Form 10-Q for additional information related to our net EAC adjustments.

Cost of Revenues
Cost of revenues decreased by $3.9 million, or 5%, to $70.4 million for the three months ended June 30, 2026, as compared to $74.3 million for the three months ended June 30, 2025. The period-over-period decrease in cost of revenues was primarily driven by decreases of $10.3 million in direct materials and subcontractor costs offset by an increase in direct labor of $3.5 million. Other increases were attributable to depreciation and amortization of $0.8 million and other overhead costs of $2.1 million as well as the impact of the Company's acquisition activity.

Gross Profit
Gross profit increased by $12.7 million, or 133%, to $22.2 million for the three months ended June 30, 2026, as compared to $9.5 million for the three months ended June 30, 2025. As a percentage of revenues, gross margin was 24% and 11% for the three months ended June 30, 2026 and 2025, respectively. The period-over-period increase in gross margin as a percentage of revenues was primarily attributed to lower net unfavorable EAC adjustments during the three months ended June 30, 2026, as compared to the same period in 2025.

Selling, General and Administrative (“SG&A”) Expenses
SG&A expenses increased by $15.0 million, or 58%, to $40.8 million for the three months ended June 30, 2026, as compared to $25.8 million for the three months ended June 30, 2025. The period-over-period increase in SG&A expenses was primarily attributed to increases in compensation and other employee-related costs, professional fees for audit, tax and legal services, higher advertising expenses and the impact of the Company's acquisition activity.
Stock-based Compensation Expense

Stock-based compensation expense was $10.9 million for the three months ended June 30, 2026, as compared to $0 for the three months ended June 30, 2025. See Note 10 – Stock-based Compensation of the accompanying notes to the unaudited condensed consolidated financial statements in Item 1 of Part I of this Quarterly Report on Form 10-Q for additional information related to our stock compensation.

Research and Development Expenses

R&D increased by $0.9 million, or 18%, to $5.8 million for the three months ended June 30, 2026, as compared to $4.9 million for the three months ended June 30, 2025. The period-over-period increase in R&D costs was primarily driven by R&D activity of recently acquired businesses subsequent to their dates of acquisition.

Transaction Costs

Transactions costs were $6.0 million for the three months ended June 30, 2026, as compared to $0.1 million for the three months ended June 30, 2025. Transaction costs relate to the Company’s acquisition activity.
Interest Expense

Interest expense decreased by $4.2 million, or 59%, to $2.9 million for the three months ended June 30, 2026, as compared to $7.1 million for the three months ended June 30, 2025. The period-over-period decrease is attributable to a decline in the floating interest rate tied to Secured Overnight Financing Rate ("SOFR") during the three months ended June 30, 2026, as compared to the same period in 2025, combined with a lower fixed-rate component under the Term Loan Facility during the three months ended June 30, 2026, as compared to the Original Term Loan Facility for the same period in 2025.

Interest Income

Interest income increased by $4.0 million, to $4.2 million for the three months ended June 30, 2026, as compared to $0.2 million for the three months ended June 30, 2025. The period-over-period increase in interest income was primarily driven by higher cash and cash equivalent balances, as well as higher market interest rates that increased yields on those balances.

Other (Expense) Income, net
Other (expense) income, net decreased by $0.3 million to $0.9 million of other income for the three months ended June 30, 2026, as compared to $1.2 million of other income for the three months ended June 30, 2025. This period-over-period decrease was driven by a decrease in unrealized loss on foreign exchange derivative instruments offset with a gain from our investment in Solestial.

Income Tax (Expense) Benefit
Income tax benefit decreased by $3.0 million to $0.3 million income tax expense for the three months ended June 30, 2026, as compared to $2.7 million income tax benefit for the three months ended June 30, 2025. The decrease in the income tax (expense) benefit is primarily due to the valuation allowance of U.S. Federal and U.S. State deferred tax assets.

Comparison of the Six Months Ended June 30, 2026 to the Six Months Ended June 30, 2025

The following table sets forth a summary of our unaudited condensed consolidated results of operations for the periods indicated, and the changes between periods.

	For the six months ended June 30,
($ in thousands, except percentages)	2026	% of revenue	2025	% of revenue	$ Change	% Change
Revenue	$208,890	100%	$190,091	100%	$18,799	10%
Cost of revenues	164,560	79%	155,963	82%	8,597	6%
Gross profit	44,330	21%	34,128	18%	10,202	30%
Operating expenses
Selling, general and administrative expenses	77,531	37%	52,591	28%	24,940	47%
Stock-based compensation expense	95,589	46%	—	—%	95,589	100%

Research and development expense	11,055	5%	9,294	5%	1,761	19%
Transaction costs	11,934	6%	106	—%	11,828	11158%
Total operating expenses	196,109	94%	61,991	33%	134,118	216%
Loss from operations	(151,779)	(73%)	(27,863)	(15%)	(123,916)	445%
Other (expense) income
Interest expense	(5,783)	(3%)	(14,177)	(7%)	8,394	(59%)
Interest income	8,828	4%	759	—%	8,069	1063%
Other (expense) income, net	(5,279)	(3%)	1,315	1%	(6,594)	(501%)
Total other expense	(2,234)	(1%)	(12,103)	(6%)	9,869	(82%)
Loss before provision for income taxes	(154,013)	(74%)	(39,966)	(21%)	(114,047)	285%
Income tax (expense) benefit	(172)	—%	4,003	2%	(4,175)	(104%)
Net loss	$(154,185)	(74%)	$(35,963)	(19%)	$(118,222)	329%
Net EAC Adjustments
We record changes in costs estimated at completion (net EAC adjustments) using the cumulative catch-up method of accounting. Net EAC adjustments have in the past had, and may in the future have, a significant effect on reported revenues and gross profit. The table below presents the aggregate amounts for the following periods:

	For the six months ended June 30,
($ in thousands)	2026	2025
Gross favorable EAC adjustments	$4,022	$11
Gross unfavorable EAC adjustments	(2,521)	(14,033)
EAC adjustments, attributable to loss contracts	(2,694)	775
Net EAC adjustments, before income taxes	$(1,193)	$(13,247)
Net EAC adjustments, net of income taxes	$(1,194)	$(11,920)

Two contracts accounted for 60% and 28%, respectively, of the gross favorable EAC adjustment for the six months ended June 30, 2026 which were primarily due to lower‑than‑anticipated labor, materials, and subcontractor costs required to meet customer requirements in our sale of satellites. In contrast, two contracts accounted for 64% and 36% respectively, of the gross unfavorable EAC adjustment for the six months ended June 30, 2026, primarily due to additional unplanned labor, materials and subcontractor costs. Two contracts accounted for 49% and 33% of the gross unfavorable EAC adjustment for the six months ended June 30, 2025, due to additional unplanned labor, materials and subcontractor costs. Refer to Note 3 - Revenues of the accompanying notes to the unaudited condensed consolidated financial statements included in Item 1 of Part I in this Quarterly Report on Form 10-Q for additional information related to our net EAC adjustments.

Revenue
Revenue increased by $18.8 million, or 10%, to $208.9 million during the six months ended June 30, 2026, as compared to $190.1 million during the six months ended June 30, 2025. The period-over-period increase in revenue was primarily driven by increases in progress towards completion and achievement of certain milestones and revenue generated from recently acquired businesses during the six months ended June 30, 2026, as compared to the six months ended June 30, 2025. These increases were partially offset by a decrease in progress as a significant project was completed during the six months ended June 30, 2026. The period-over-period increase in revenue was largely driven by existing contracts, with 55% of the revenue growth related to contracts that were already in place at June 30, 2025. Refer to Note 3 - Revenues of the accompanying notes to the unaudited condensed consolidated financial statements in Item 1 of Part I of this Quarterly Report on Form 10-Q for additional information related to our net EAC adjustments.

Cost of Revenues
Cost of revenues increased by $8.6 million, or 6%, to $164.6 million for the six months ended June 30, 2026, as compared to $156.0 million for the six months ended June 30, 2025. The period-over-period increase in cost of revenues was primarily driven by increases of $5.9 million in direct labor related to larger contracts that have increased progress towards the design and build of satellites during the period. Other increases were attributed to depreciation and amortization of $4.0 million, other overhead costs of $3.7 million and the impact of the Company's acquisition activity partially offset by a decrease in direct materials and subcontractor costs of $5.0 million.

Gross Profit
Gross profit increased by $10.2 million, or 30%, to $44.3 million for the six months ended June 30, 2026, as compared to $34.1 million for the six months ended June 30, 2025. As a percentage of revenues, gross margin was 21% and 18% for the six months ended June 30, 2026 and 2025, respectively. The period-over-period increase in gross margin as a percentage of revenues was primarily attributed to lower unfavorable EAC adjustments during the six months ended June 30, 2026, as compared to the same period in 2025.

Selling, General and Administrative (“SG&A”) Expenses
SG&A expenses increased by $24.9 million, or 47%, to $77.5 million for the six months ended June 30, 2026, as compared to $52.6 million for the six months ended June 30, 2025. The period-over-period increase in SG&A expenses was primarily attributable to increases in compensation and other employee-related costs, professional fees for audit, tax and legal services, higher advertising expenses and the impact of the Company's acquisition activity.

Stock-based Compensation Expense

Stock-based compensation expense was $95.6 million for the six months ended June 30, 2026, as compared to $0 for the six months ended June 30, 2025. See Note 10 – Stock-based Compensation of the accompanying notes to the unaudited condensed consolidated financial statements in Item 1 of Part I of this Quarterly Report on Form 10-Q for additional information related to our stock compensation.

Research and Development Expenses

R&D increased by $1.8 million, or 19%, to $11.1 million for the six months ended June 30, 2026, as compared to $9.3 million for the six months ended June 30, 2025. The period-over-period increase in R&D costs was primarily driven by increases in compensation and other employee-related costs and R&D activities of recently acquired businesses subsequent to their dates of acquisition.

Transaction Costs

Transactions costs were $11.9 million for the six months ended June 30, 2026, as compared to $0.1 million for the six months ended June 30, 2025. Transaction costs relate to the Company’s acquisition activity.
Interest Expense

Interest expense decreased by $8.4 million, or 59%, to $5.8 million for the six months ended June 30, 2026, as compared to $14.2 million for the six months ended June 30, 2025. The period-over-period decrease is attributable to a decline in the floating interest rate tied to Secured Overnight Financing Rate ("SOFR") during the six months ended June 30, 2026, as compared to the same period in 2025, combined with a lower fixed-rate component under the Term Loan Facility during the six months ended June 30, 2025, as compared to the Original Term Loan Facility for the same period in 2025.

Interest Income

Interest income increased by $8.1 million to $8.8 million for the six months ended June 30, 2026, as compared to $0.8 million for the six months ended June 30, 2025. The period-over-period increase in interest income was primarily driven by higher cash and cash equivalent balances, as well as higher market interest rates that increased yields on those balances.

Other (Expense) Income, net
Other (expense) income, net decreased by $6.6 million to $5.3 million of other expense for the six months ended June 30, 2026, as compared to $1.3 million of other income for the six months ended June 30, 2025. This period-over-

period decrease was driven by a loss on derivative liability associated with the Class P Units fair value adjustment as well as a loss from our initial investment in Orbion, offset by a gain from our initial investment in Solestial.

Income Tax (Expense) Benefit
Income tax benefit decreased by $4.2 million to $0.2 million income tax expense for the six months ended June 30, 2026, as compared to $4.0 million income tax benefit for the six months ended June 30, 2025. The decrease in the income tax (expense) benefit is primarily due to the valuation allowance of U.S. Federal and U.S. State deferred tax assets.

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
The table below presents contribution margin and contribution margin %, respectively, for the following periods:

	For the three months ended June 30,		For the six months ended June 30,
($ in thousands, except percentages)	2026	2025	2026	2025
Revenue	$92,547	$83,839	$208,890	$190,091
Direct material costs	53,240	63,555	129,517	134,505
Contribution margin (non-GAAP)	$39,307	$20,284	$79,373	$55,586
Contribution margin % (non-GAAP)	42%	24%	38%	29%

Contribution margin increased by $19.0 million to $39.3 million for the three months ended June 30, 2026, as compared to $20.3 million for the three months ended June 30, 2025. The period-over-period increase in non-GAAP contribution margin was primarily attributed to increased volume of production on certain contracts with more favorable contribution margins. This increase was partially offset by net unfavorable EAC adjustments for the three months ended June 30, 2026.
Contribution margin increased by $23.8 million to $79.4 million for the six months ended June 30, 2026, as compared to $55.6 million for the six months ended June 30, 2025. The period-over-period increase in non-GAAP contribution margin was primarily attributed to increased volume of production on certain contracts with more favorable contribution margins. This increase was partially offset by net unfavorable EAC adjustments for loss contracts for the six months ended June 30, 2026.

The table below presents a reconciliation of contribution margin, which is a non-GAAP measure of our financial performance, to Gross profit, which is the most directly comparable financial measure presented in accordance with GAAP for the periods indicated:

	For the three months ended June 30,		For the six months ended June 30,
($ in thousands, except percentages)	2026	2025	2026	2025
Revenue	$92,547	$83,839	$208,890	$190,091
Less: Cost of revenues	70,367	74,313	164,560	155,963
Gross profit (GAAP)	$22,180	$9,526	$44,330	$34,128
Gross profit % (GAAP)	24%	11%	21%	18%
Add: Direct labor costs	11,119	7,661	21,275	15,385
Add: Direct overhead costs	3,736	1,669	7,079	3,384
Add: Depreciation and amortization	2,272	1,428	6,689	2,689
Contribution margin (non-GAAP)	$39,307	$20,284	$79,373	$55,586
Contribution margin % (non-GAAP)	42%	24%	38%	29%
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
We define EBITDA as net income (loss) adjusted for interest expense, interest income, income tax (expense) benefit, and depreciation and amortization. Adjusted EBITDA is defined as EBITDA adjusted for changes in the fair value of derivatives, transaction costs, gains or losses on foreign exchange, and other non-recurring items.
The table below presents a reconciliation from net loss to Adjusted EBITDA for the periods indicated:

	For the three months ended June 30,		For the six months ended June 30,
($ in thousands)	2026	2025	2026	2025
Net loss	$(39,343)	$(24,234)	$(154,185)	$(35,963)
Interest expense	2,884	7,118	5,783	14,177
Interest income	(4,208)	(218)	(8,828)	(759)
Income tax expense (benefit)	282	(2,697)	172	(4,003)
Depreciation and amortization	14,886	12,225	30,989	24,261
EBITDA (non-GAAP)	$(25,499)	$(7,806)	$(126,069)	$(2,287)
Changes in the fair value of derivatives	(1,117)	(1,254)	3,713	(1,396)
Stock-based compensation expense	10,893	—	95,589	—
Transaction costs(1)	6,009	75	11,934	106
Other(2)	211	66	1,691	112
Adjusted EBITDA (non-GAAP)	$(9,503)	$(8,919)	$(13,142)	$(3,465)
(1)Represents costs for legal, advisory fees and other costs incurred in connection with the Company's acquisition activity and one-time IPO costs.
(2)Other includes a gain and loss on the initial investments for Solestial and Orbion, respectively, net gain on foreign exchange and one-time non-cash expense.

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
As of June 30, 2026, our cash and cash equivalents were $534.0 million, our financial debt was $148.1 million, and our $150.0 million Revolving Credit Facility was undrawn. We have a limited history of operations and have incurred negative cash flows from operating activities and losses from operations in the past as reflected in the accumulated deficit of $423.2 million as of June 30, 2026. We believe that our cash will be adequate to meet our liquidity requirements for at least the next 12 months. Our future long-term capital requirements will depend on several factors, including our ability to generate positive cash flow from operations, our growth initiatives and our acquisitions activity. We may raise additional capital, whether in the public or private markets, as conditions warrant. If financing is not available, or if the terms of financing are less desirable than we expect, we may be forced to decrease our level of investment in service development or scale back our operations, which could have a material adverse impact on our business and financial prospects, seek protection under insolvency laws, or cease our operations altogether.
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
(ii) a minimum liquidity covenant, in effect from March 31, 2026 to (but not including) the first business day following the occurrence of a Leverage Covenant Toggle Date, that requires us not to permit Liquidity (defined as unrestricted cash together with amounts available for borrowing under the Revolving Facility), as of the last day of each fiscal quarter, to be less than (x) initially, $105,000,000 or (y) upon and after the repayment of the Term Loan Facility in full, 35.0% of the outstanding revolving commitment as of such date, and (iii) a maximum consolidated first lien net leverage ratio covenant, in effect commencing upon the occurrence of a Leverage Covenant Toggle Date, that requires us to maintain a consolidated total net leverage ratio of less than (x) 4.50 to 1.00 for the fiscal quarters ending March 31, 2026, June 30, 2026, September 30, 2026 and December 31, 2026, (y) 4.25 to 1.00 for the fiscal quarters ending March 31, 2027, June 30, 2027, September 30, 2027 and December 31, 2027 and (z) 4.00 to 1.00 for the fiscal quarters ending March 31, 2028, June 30, 2028 and September 30, 2028. The Credit Agreement also includes customary equity cure provisions that permit us to cure defaults in respect of either of the foregoing financial covenants. The Company was in compliance with all financial debt covenants as of June 30, 2026.
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
Contractual Obligations
Lease Commitments
We lease buildings that are used in production and for administrative activities. Our leases are classified as operating and financing leases with various expiration dates through 2036. Our total remaining fixed lease payment obligations as of June 30, 2026 and December 31, 2025 are $46.3 million and $38.8 million, respectively, with $9.0 million due in less than one year from June 30, 2026.

Tax Receivable Agreement

Prior to the consummation of the IPO, the Company entered into the TRA with the TRA Holders. The TRA requires the Company to make payments to the TRA Holders in an amount equal to 85% of certain tax savings (or expected tax savings) in respect of certain tax attributes of the Company. At the date of the IPO and as of June 30, 2026, the realization of those benefits is uncertain, and as such, the Company does not believe payment of TRA benefits is probable. Accordingly, the Company does not anticipate recording the TRA liability until such time as payments become probable. As of June 30, 2026, the Company estimates the TRA attributes were approximately $347.0 million. See Note 8 - Accounting for Income Taxes of the accompanying notes to the unaudited condensed financial statements in Item 1 of Part I in this Quarterly Report on Form 10-Q for additional information related to the TRA.

Cash Flows

The table below summarizes certain information from the unaudited condensed consolidated statements of cash flows for the six months ended June 30, 2026 and 2025:

	For the six months ended June 30,
($ in thousands)	2026	2025
Cash and cash equivalents at beginning of the year	$162,573	$104,656
Operating activities:
Net loss	(154,185)	(35,963)
Reconciling adjustments to net loss	138,551	24,323
Changes in working capital	(171,003)	(88,182)
Net cash (used in) operating activities	(186,637)	(99,822)
Net cash (used in) investing activities	(29,738)	(8,772)
Net cash provided by financing activities	587,766	25,000
Net increase/(decrease) in cash and cash equivalents	371,391	(83,594)
Effect of foreign currency rate changes on cash and cash equivalents	36	156
Cash and cash equivalents at end of period	$534,000	$21,218
Net Cash (Used In)/Provided by Operating Activities
Net cash used in operating activities increased by $86.8 million, or 87%, to $186.6 million during the six months ended June 30, 2026, as compared to $99.8 million of cash used in operating activities during the six months ended June 30, 2025.

Changes in working capital increased by $82.8 million, or 94%, primarily attributable to the timing of cash receipts and cash payments for the period. Net cash used in operating activities was primarily attributable to increases in accounts receivable, contract assets, and inventories, as well as a decrease in contract liabilities resulting from the recognition of previously deferred revenue. These uses of cash were partially offset by increases in accounts payable and accrued expenses. We actively manage our contract assets and contract liabilities, along with the related billing and collection efforts.

The net increase in non-cash adjustments between the six months ended June 30, 2026 and the six months ended June 30, 2025, was primarily driven by a $95.6 million increase in stock-based compensation expense, a $6.7 million increase in other non-cash expenses, and a $6.7 million increase in amortization and depreciation.

Net Cash (Used In) Investing Activities
Net cash used in investing activities increased by $21.0 million, to $29.7 million for the six months ended June 30, 2026, as compared to $8.8 million for the six months ended June 30, 2025, primarily due to cash used to fund our acquisitions of Orbion and Solestial. This increase is partially offset by cash proceeds from settlement of notes receivable of $5.0 million.

Net Cash Provided by Financing Activities

Net cash provided by financing activities was $587.8 million for the six months ended June 30, 2026, as compared to $25.0 million for the six months ended June 30, 2025, primarily due to proceeds from issuance of the Company's common stock in connection with the IPO, net of underwriting discounts and commissions and other offering costs, of $589.6 million.

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
Item 3. Quantitative and Qualitative Disclosures About Market Risk
We are exposed to market risks in the ordinary course of our business, which primarily relate to interest rate risk, foreign currency exchange risk, and inflation. A description of our market risk exposures can be found under Item 7A of Part II “Quantitative and Qualitative Disclosures About Market Risk” in our 2025 Annual Report on Form 10-K.

Item 4. Controls and Procedures
Disclosure Controls and Procedures

As required by Rule 13a-15(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), our management, with the participation of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our CEO and CFO concluded that, as of June 30, 2026, our disclosure controls and procedures were not effective due to the material weakness in internal control over financial reporting described below.

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

Changes in Internal Control Over Financial Reporting

Except for the remediation efforts relating to the material weakness described above, there were no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II
Item 1. Legal Proceedings
The Company is involved in legal proceedings from time to time. The Company has assessed its positions and is of the opinion that, currently, the ultimate resolution of such matters will not have a material adverse effect on the results of operations, cash flows or the financial position of the Company.
Item 1A. Risk Factors

A description of the risk factors impacting the Company can be found in Item 1A of Part I of the 2025 Annual Report on Form 10-K. Additional risks and uncertainties not currently known to the Company or that the Company currently deems to be immaterial also may materially adversely affect the Company’s business, financial condition or future results.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
During the quarter ended June 30, 2026, the Company issued 1.7 million shares of common stock in connection with its acquisition of Solestial. The information required by this Item with respect such issuance was previously reported on the Company's Current Report on Form 8-K filed with the SEC on May 19, 2026, as amended by the Current Report on Form 8-K/A filed with the SEC on June 4, 2026.

Item 3. Defaults Upon Senior Securities
None.

Item 4. Mine Safety Disclosures
Not Applicable.

Item 5. Other Information
None.

Item 6. Exhibits
The documents listed below are incorporated by reference or are filed with this Quarterly Report on Form 10-Q, in each case as indicated therein (numbered in accordance with Item 601 of Regulation S-K).

Exhibit Number	Description of Document

2.1+
Agreement and Plan of Merger, dated as of April 29, 2026, by and among York Space Systems Inc., Project Morpheus Merger Sub I, Inc., Project Morpheus Merger Sub II, LLC, All.Space Holdings, Inc. and Shareholder Representative Services LLC, as representative of the Securityholders (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed with the SEC on April 29, 2026)

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
+ Exhibits and schedules have been omitted pursuant to Item 601(a)(5) of Regulation S-K. The Company hereby undertakes to furnish supplementally copies of any of the omitted exhibits or schedules upon request by the SEC.

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

Date: August 13, 2026	York Space Systems Inc.

	By:	/s/ Dirk Wallinger
Dirk Wallinger
Chief Executive Officer

Date: August 13, 2026	York Space Systems Inc.

	By:	/s/ Kevin Messerle
Kevin Messerle
Chief Financial Officer

Date: August 13, 2026	York Space Systems Inc.

	By:	/s/ Brian Frantz
Brian Frantz
Chief Accounting Officer