Form 10-Q
period 2026-09-30
York Space Systems Inc.
filed 2026-11-13
CIK 2086587

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________________________
FORM 10-Q
______________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2026
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

The registrant has 135,569,398 shares of common stock outstanding as of November 10, 2026.

i

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q (this “Quarterly Report on Form 10-Q”) contains forward-looking statements within the meaning of, and we intend such forward-looking statements to be covered by, the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified. These risks and other factors include, but are not limited to, those listed under “Risk Factors” in Item 1A of Part I of our Annual Report on Form 10-K for the year ended December 31, 2025 (the “2025 Annual Report on Form 10-K”). In some cases, you can identify forward-looking statements by terminology such as “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “objective,” “ongoing,” “plan,” “predict,” “project,” “potential,” “should,” “will,” “would,” or the negative of these terms or other comparable terminology. In particular, statements about the markets in which we operate, including growth of our various markets, statements about potential new products and product innovation and our expectations, beliefs, plans, strategies, objectives, prospects, assumptions, or future events or performance contained in the section ‘Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 2 of Part I of this Quarterly Report on Form 10-Q are forward-looking statements. Forward-looking statements include, but are not limited to, statements about:

•contracts awards trends and related regulatory developments, including statements about future task orders and opportunities related to awards under the Indefinite Quantity Indefinite Delivery (“IDIQ”) methodology;

•expectations regarding government agencies, programs and actions;
•our market opportunity, addressable market and the potential growth of that market;
•our M&A strategy, business plans, including expansion into adjacent markets, inventory building, outcomes, and growth prospects;
•benefits expected from the acquisitions of Orbion Space Technologies, Inc. ("Orbion"), Solestial Space Technology, Inc. ("Solestial") and All.Space Holdings, Inc. ("All.Space");
•trends in our industry and markets;
•continued compliance with agreements governing our indebtedness; and

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
ii

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
•we have substantial indebtedness, and we may not be able to comply with the relevant covenants (including the minimum revenue covenant) or generate sufficient cash to service all of such indebtedness; and

•the other factors set forth under “Risk Factors” in Item 1A of Part I of the 2025 Annual Report on Form 10-K.

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

PART I
Item 1. Condensed Consolidated Financial Statements (Unaudited)
INDEX TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
York Space Systems Inc.

York Space Systems Inc.
Condensed Consolidated Balance Sheets (Unaudited)
(Dollars in thousands, except shares, units, per share and per unit amounts)

	As of September 30, 2026	As of December 31, 2025
Assets
Current assets
Cash and cash equivalents	$308,939	$162,573
Accounts receivable, net	29,816	11,539
Inventories	50,903	18,747
Prepaid expenses and other current assets	35,048	31,478
Contract assets	150,967	76,809
Capitalized commissions, net	3,494	6,661
Total current assets	579,167	307,807
Fixed assets, net	64,883	46,293
Right of use assets, net	31,897	24,683
Goodwill	322,499	674,262
Other intangibles, net	422,296	407,925
Other assets	5,369	14,415
Total assets	$1,426,111	$1,475,385
Liabilities, Temporary Equity and Stockholders' Equity/Member's Capital
Current liabilities
Contract liabilities	$41,210	$110,275
Accounts payable and accrued expenses	101,721	68,358
Operating lease liabilities, current	4,606	3,260
Income taxes payable	1,001	672
Long-term debt, current	6,563	3,750
Deferred commissions, current	5,415	5,038
Other current liabilities	1,657	—
Total current liabilities	162,173	191,353
Operating lease liabilities, less current portion	29,018	23,161
Deferred commissions, less current portion	993	2,110
Long-term debt, net	139,652	144,962
Derivative liability associated with Class P Units	—	93,411
Other liabilities	8,686	3,353
Deferred income tax liability	4,691	6,096
Total liabilities	$345,213	$464,446
Commitments and contingencies (See Note 13)
Temporary Equity
Class P Units (0 and 240,956,348 units authorized, issued and outstanding at September 30, 2026 and December 31, 2025, respectively; $0 and $241,498 liquidation preference as of September 30, 2026 and December 31, 2025, respectively)	—	143,115
Stockholders' Equity/Member's Capital
Common units (0 and 50,000,000 authorized, issued and outstanding at September 30, 2026 and December 31, 2025, respectively)	—	1,135,910
Common stock ($0.0001 par value per share; 1,000,000,000 and 0 authorized at September 30, 2026 and December 31, 2025, respectively; 135,212,148 and 0 issued and outstanding at September 30, 2026 and December 31, 2025, respectively)	14	—
Additional paid-in-capital	2,310,834	—
Accumulated other comprehensive income	655	936
Accumulated deficit	(1,230,605)	(269,022)
Total stockholders' equity/member's capital	1,080,898	867,824
Total liabilities, temporary equity, and stockholders' equity/member's capital	$1,426,111	$1,475,385
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

York Space Systems Inc.
Condensed Consolidated Statements of Operations and Comprehensive Loss (Unaudited)
(Dollars in thousands, except shares and per share amounts)

	For the three months ended September 30,		For the nine months ended September 30,
	2026	2025	2026	2025
Revenue	$84,171	$90,763	$293,061	$280,854
Cost of revenues	68,652	70,497	233,212	226,460
Gross profit	15,519	20,266	59,849	54,394
Operating expenses
Selling, general and administrative expenses	50,276	31,532	127,807	84,123
Stock-based compensation expense	7,874	—	103,463	—
Research and development expenses	9,521	4,502	20,576	13,796
Transaction costs	6,564	9,896	18,498	10,002
Goodwill impairment loss	749,737	—	749,737	—
Total operating expenses	823,972	45,930	1,020,081	107,921
Loss from operations	(808,453)	(25,664)	(960,232)	(53,527)
Other (expense) income
Interest expense	(2,969)	(7,208)	(8,752)	(21,385)
Interest income	3,244	276	12,072	1,035
Other (expense) income, net	(140)	595	(5,419)	1,910
Total other income (expense)	135	(6,337)	(2,099)	(18,440)
Loss before provision for income taxes	(808,318)	(32,001)	(962,331)	(71,967)
Income tax (expense) benefit	920	11,920	748	15,923
Net loss	$(807,398)	$(20,081)	$(961,583)	$(56,044)
Foreign currency translation adjustment	(209)	295	(281)	1,152
Comprehensive loss	$(807,607)	$(19,786)	$(961,864)	$(54,892)
Net loss per common share
Net loss	$(807,398)	$(20,081)	$(961,583)	$(56,044)
Less: Accretion of Class P Units	—	—	192	—
Less: Deemed dividend on Conversion of the Class P Units upon IPO	—	—	60,722	—
Net loss available to common shareholders	$(807,398)	$(20,081)	$(1,022,497)	$(56,044)
Basic and diluted net loss per share	$(5.99)	$(0.21)	$(8.09)	$(0.59)
Weighted average common shares outstanding
Basic and diluted weighted common shares outstanding	134,688,809	95,141,928	126,337,519	95,141,928
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

York Space Systems Inc.
Condensed Consolidated Statements of Changes in Stockholders' Equity/Member’s Capital and Temporary Equity (Unaudited)
(Dollars in thousands, except units and shares)

	Redeemable Preferred Units		Class P Units		Common Units		Common Stock		Additional paid-in-capital	Accumulated deficit	Accumulated other comprehensive income (loss)	Total Member’s Capital
	Units	Amount	Units	Amount	Units	Amount	Shares	Amount
Balance at June 30, 2026	—	$—	—	$—	—	$—	129,312,790	$13	$2,168,137	$(423,207)	$864	$1,745,807
Issuance of common stock for acquisition of All.Space	—	—	—	—	—	—	5,882,352	1	134,823	—	—	134,824
Issuance of common stock under equity plans	—	—	—	—	—	—	17,006	—	—	—	—	—
Stock-based compensation expense	—	—	—	—	—	—	—	—	7,874	—	—	7,874
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	—	—	(209)	(209)
Net loss	—	—	—	—	—	—	—	—	—	(807,398)	—	(807,398)
Balance at September 30, 2026	—	$—	—	$—	—	$—	135,212,148	$14	$2,310,834	$(1,230,605)	$655	$1,080,898

	Redeemable Preferred Units		Class P Units		Common Units		Common Stock		Additional paid-in-capital	Accumulated deficit	Accumulated other comprehensive income (loss)	Total Member’s Capital
	Units	Amount	Units	Amount	Units	Amount	Shares	Amount
Balance at June 30, 2025	81,619,831	$97,885	—	$—	1,078,929,080	$958,741	—	$—	$—	$(220,448)	$47	$738,340
Non-cash member's contribution for acquisition of Atlas	—	—	—	—	—	78,588	—	—	—	—	—	78,588
Accretion of Redeemable preferred units	—	2,946	—	—	—	(2,946)						(2,946)
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	—	—	295	295
Retention bonus equity awards	1,238,460	1,238	—	—	—	—	—	—	—	—	—	—
Net loss	—	—	—	—	—	—	—	—	—	(20,081)	—	(20,081)
Balance at September 30, 2025	82,858,291	$102,069	—	$—	1,078,929,080	$1,034,383	—	$—	$—	$(240,529)	$342	$794,196

	Redeemable Preferred Units		Class P Units		Common Units		Common Stock		Additional paid-in-capital	Accumulated deficit	Accumulated other comprehensive income (loss)	Total Stockholders' Equity
	Units	Amount	Units	Amount	Units	Amount	Shares	Amount
Balance at December 31, 2025	—	$—	240,956,348	$143,115	50,000,000	$1,135,910	—	$—	$—	$(269,022)	$936	$867,824
Accretion of Class P Units	—	—	—	192	—	(192)	—	—	—	—	—	(192)
Conversion of Class P Units into shares of common stock	—	—	(240,956,348)	(143,307)	—	—	8,885,674	1	302,112	—	—	302,113

Deemed dividend on conversion of the Class P Units into shares of common stock							—	—	(60,722)	—	—	(60,722)
Conversion of common units into shares of common stock	—	—	—	—	(50,000,000)	(1,135,718)	97,411,398	10	1,135,708	—	—	—
Issuance of common stock in connection with IPO, net of underwriting discounts and commissions and other offering costs	—	—	—	—	—	—	18,500,000	2	583,413	—	—	583,415
Issuance of common stock for acquisition of Orbion	—	—	—	—	—	—	2,812,141	—	60,180	—	—	60,180
Issuance of common stock for acquisition of Solestial	—	—	—	—	—	—	1,703,577	—	51,857	—	—	51,857
Issuance of common stock for acquisition of All.Space	—	—	—	—	—	—	5,882,352	1	134,823	—	—	134,824
Issuance of common stock under equity plans	—	—	—	—	—	—	17,006	—	—	—	—	—
Stock-based compensation expense	—	—	—	—	—	—	—	—	103,463	—	—	103,463
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	—	—	(281)	(281)
Net loss	—	—	—	—	—	—	—	—	—	(961,583)	—	(961,583)
Balance at September 30, 2026	—	$—	—	$—	—	$—	135,212,148	$14	$2,310,834	$(1,230,605)	$655	$1,080,898

	Redeemable Preferred Units		Class P Units		Common Units		Common Stock		Additional paid-in-capital	Accumulated deficit	Accumulated other comprehensive income (loss)	Total Member’s Capital
	Units	Amount	Units	Amount	Units	Amount	Shares	Amount
Balance at December 31, 2024	56,619,831	$68,413	—	$—	1,078,929,080	$963,213	—	$—	$—	$(184,485)	$(810)	$777,918
Issuance of Redeemable preferred units	25,000,000	25,000	—	—	—	—	—	—	—	—	—	—
Non-cash contribution for acquisition of Atlas	—	—	—	—	—	78,588	—	—	—	—	—	78,588
Accretion of Redeemable preferred units	—	7,418	—	—	—	(7,418)	—	—	—	—	—	(7,418)
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	—	—	1,152	1,152
Retention equity awards	1,238,460	1,238	—	—	—	—	—	—	—	—	—	—
Net loss	—	—	—	—	—	—	—	—	—	(56,044)	—	(56,044)
Balance at September 30, 2025	82,858,291	$102,069	—	$—	1,078,929,080	$1,034,383	—	$—	$—	$(240,529)	$342	$794,196
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

York Space Systems Inc.
Condensed Consolidated Statements of Cash Flows (Unaudited)
(Dollars in thousands)

	For the nine months ended September 30,
	2026	2025
Cash flows from operating activities
Net loss	(961,583)	(56,044)
Adjustments to reconcile net loss to net cash (used in)/provided by operating activities:
Depreciation and amortization	47,633	36,611
Stock-based compensation expense	103,463	—
Amortization of debt issuance costs	633	657
Non-cash lease expense	3,428	1,983
Amortization of capitalized commissions	3,126	4,016
Retention equity awards	—	1,238
Deferred taxes	(1,624)	(13,217)
Loss on equity investments, net	1,594	(750)
Goodwill Impairment	749,737	—
Other, net	6,207	(741)
Changes in assets and liabilities, net of the effect of acquisitions:
Accounts receivable, net	(17,079)	(19,468)
Inventories	(24,317)	9,175
Prepaid expenses and other current assets	2,839	23,812
Contract assets	(74,050)	(18,054)
Other assets	(442)	(157)
Contract liabilities	(80,503)	(79,337)
Accounts payable and accrued expenses	(3,441)	22,730
Deferred commissions	(740)	(1,467)
Income taxes payable	320	—
Related party payables	—	1,953
Other liabilities	(335)	516
Right of use assets and operating lease liabilities, net	(3,263)	(1,685)
Net cash (used in) operating activities	(248,397)	(88,229)
Cash flows from investing activities
Capital expenditures	(7,620)	(4,311)
Equity investments	(6,156)	(5,000)
Acquisition of businesses, net of cash acquired	(183,304)	(1,097)
Issuance of notes receivable	—	(5,000)
Proceeds from settlement of notes receivable	5,000	—
Net cash (used in) investing activities	(192,080)	(15,408)
Cash flows from financing activities
Proceeds from issuance of common stock in connection with the IPO, net of underwriting discounts and commissions	592,833	—
Payment of offering costs in connection with the IPO	(3,192)	—
Repayment of principal on long-term debt	(2,813)	(3,732)
Proceeds from issuance of redeemable preferred units	—	25,000
Net cash provided by financing activities	586,828	21,268
Net increase/(decrease) in cash and cash equivalents	146,351	(82,369)
Effect of exchange rate changes on cash	15	250
Cash and cash equivalents, beginning of period	162,573	104,656
Cash and cash equivalents at end of period	$308,939	$22,537
Supplemental disclosures of cash flow information
Cash payments for interest	$8,326	$18,772
Cash (refunded)/paid for taxes	(9)	(2,698)
Noncash operating, investing, and financing
Non-cash contribution	—	78,588
Deferred offering costs in accounts payable and accrued expenses	—	(2,797)
Changes in accounts payable and accruals for purchases of fixed assets	4,308	224
Conversion of common units into shares of common stock upon IPO	1,135,718	—
Conversion of Class P Units into shares of common stock upon IPO	241,391	—
Issuance of common shares for acquisition of Orbion	60,180	—
Issuance of common shares for acquisition of Solestial	51,857	—
Issuance of common stock for acquisition of All.Space	134,824	—
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

York Space Systems Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
(Dollars in thousands, except shares, units, per share and per unit amounts)
The Common Control Reorganization is considered a reorganization of entities under common control. Amounts for the period from January 1, 2025 through September 30, 2025 presented in the unaudited condensed consolidated financial statements and accompanying notes herein represent the historical operations of Midco I. The amounts as of September 30, 2026 and for the period from January 1, 2026 through September 30, 2026 reflect the consolidated operations of the Company.

Initial Public Offering

On January 29, 2026, the Company's common stock began trading on the New York Stock Exchange (the “NYSE”) under the ticker “YSS”. In its IPO, the Company sold a total of 18.5 million shares of its common stock at a public offering price of $34.00 per share, for an aggregate offering price of $629.0 million. The Company received net proceeds of $583.4 million, net of $36.2 million of underwriting discounts and commissions and $9.4 million of other offering costs. The proceeds from the IPO are used for general corporate and working capital purposes.

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

Pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”), certain information and footnote disclosures required by GAAP for annual financial statements have been condensed or omitted from these interim financial statements. In the opinion of management, all adjustments, consisting of normal recurring items, considered necessary for a fair presentation have been included. Accordingly, these financial statements should be read in conjunction with the audited consolidated financial statements and notes included in the 2025 Annual Report on Form 10-K, filed with the SEC on March 19, 2026. The results for the interim periods may not be indicative of results for the full year.

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
Recently Adopted Accounting Pronouncements

The Company did not adopt any accounting pronouncements during the three and nine months ended September 30, 2026.

The Company considered all other recently issued accounting pronouncements and does not believe the adoption of such pronouncements will have a material impact on its unaudited condensed consolidated financial statements or notes thereto.

Note 3. Revenues
The table below presents revenues disaggregated by type of customer for the following periods:

	For the three months ended September 30,		For the nine months ended September 30,
	2026	2025	2026	2025
Government	$76,121	$87,971	$271,929	$270,039
Commercial and other	8,050	2,792	21,132	10,815
Total revenues	$84,171	$90,763	$293,061	$280,854
Approximately 90% and 97% of the Company’s revenues for the three months ended September 30, 2026 and 2025, respectively, and 95% and 96% of the Company’s revenues for the nine months ended September 30, 2026 and 2025, respectively, were derived in the U.S. market. Approximately 84% and 97% of the Company’s revenues for the three months ended September 30, 2026 and 2025, respectively, and 91% and 96% of revenues for the nine months ended September 30, 2026 and 2025, respectively, were derived from one customer.

York Space Systems Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
(Dollars in thousands, except shares, units, per share and per unit amounts)

Contract balances

	As of
	September 30, 2026	December 31, 2025
Contract assets	$150,967	$76,809

Contract liabilities	$41,210	$110,275

The increase in contract assets during the nine months ended September 30, 2026 was primarily driven by revenue recognized for services rendered that had not yet been billed to the customer.

The decrease in contract liabilities during the nine months ended September 30, 2026 was primarily driven by satisfaction of performance obligations for services previously billed to the customer. Revenue recognized during the nine months ended September 30, 2026 that was included in the contract liability balance as of December 31, 2025 was $110.3 million. Revenue recognized during the nine months ended September 30, 2025 that was included in the contract liability balance as of December 31, 2024 was $163.1 million.

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
The below table summarizes the favorable (unfavorable) impact of the net EAC adjustments for the following periods:

	For the three months ended September 30,		For the nine months ended September 30,
	2026	2025	2026	2025
Net EAC adjustments, before income taxes	$368	$158	$(825)	$(10,804)
Net EAC adjustments, net of income taxes	368	99	(824)	(8,414)
Net EAC adjustments, net of income taxes, per basic and diluted share	$—	$—	$(0.01)	$(0.01)
The net favorable EAC adjustments during the three months ended September 30, 2026 and 2025 were primarily due to lower‑than‑anticipated labor, materials, and subcontractor costs required to meet customer requirements in our sale of satellites. The net unfavorable EAC adjustments during the nine months ended September 30, 2026 were primarily due to the recognition of contract loss reserves, partially offset by lower-than-anticipated labor, materials and subcontractor costs required to meet customer requirements in the Company’s sale of satellites, launch services and ground services. The net unfavorable EAC adjustments during the nine months ended September 30, 2025 were primarily due to additional unplanned labor, materials and subcontractor costs required to meet customer requirements.

York Space Systems Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
(Dollars in thousands, except shares, units, per share and per unit amounts)
Remaining Performance Obligations
As of September 30, 2026, the aggregate amount of the transaction price allocated to remaining performance obligations was $581.0 million. The Company expects to recognize over 57% of its remaining performance obligations as revenue within the next 12 months and the balance thereafter.
Deferred Contract Costs
The following table provides information about capitalized contract costs:

	September 30, 2026	December 31, 2025
Capitalized commissions, net	$3,494	$6,661

Sales commissions earned by the Company’s sales force are considered incremental and recoverable costs of obtaining a contract. These costs are capitalized and amortized over the life of the contract consistent with the pattern of transferring the goods to the customer. Amortization of sales commissions is included in selling, general and administrative expenses in the accompanying unaudited condensed consolidated statements of operations and comprehensive loss and totaled $0.8 million for the three months ended September 30, 2026 and 2025, and $3.1 million and $4.0 million for the nine months ended September 30, 2026 and 2025, respectively. Unpaid sales commissions expected to be paid within the next twelve months are deferred and recorded as deferred commissions, current on the accompanying unaudited condensed consolidated balance sheets. Unpaid sales commissions expected to be paid in greater than a period of twelve months are classified as deferred commissions, less current portion on the accompanying unaudited condensed consolidated balance sheets.

Loss Contracts
The Company recognizes a contract loss when the current estimate of the consideration expected to be received is less than the current estimate of total estimated costs to complete the contract. For purposes of determining the existence or amount of a contract loss, the Company considers total contract consideration, including any variable consideration constrained for revenue recognition purposes. The Company may experience favorable or unfavorable changes to contract losses from time to time due to changes in estimated contract costs and modifications that result in changes to contract prices. Within cost of revenues in the accompanying unaudited condensed consolidated statements of operations and comprehensive loss, the Company recorded a loss of $1.7 million for the three months ended September 30, 2026, a gain of $0.8 million for the three months ended September 30, 2025, and losses of $7.2 million and $2.9 million for the nine months ended September 30, 2026 and 2025, respectively.

Note 4. Acquisitions

All.Space Holdings, Inc.

On July 8, 2026, the Company closed the acquisition of all of the equity interests of All.Space Holdings, Inc. (“All.Space”) as contemplated by an Agreement and Plan of Merger (the “All.Space Merger Agreement”), by and among the Company, All.Space and the other parties thereto. Under the terms of the All.Space Merger Agreement, the Company acquired All.Space for approximately $155.0 million in cash at closing, plus an additional $11.0 million paid after closing related to additional transaction costs, and approximately 5.9 million shares of the Company’s common stock, which at a price per share of common stock on the NYSE as of July 8, 2026, for total consideration of approximately $300.3 million. In connection with the Company’s acquisition of All.Space, affiliates of AE Industrial Partners received 2,289,366 shares of the Company’s common stock as part of the merger consideration paid to the former equity holders of All.Space. All.Space

York Space Systems Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
(Dollars in thousands, except shares, units, per share and per unit amounts)
provides advanced satellite communications terminals and multi-network solutions. The Company plans to leverage the technology of All.Space to expand into adjacent markets, including turnkey solutions for unmanned vehicles.

The Company incurred $11.9 million of acquisition‑related expenses, which are recorded in transaction costs on the unaudited condensed consolidated statement of operations and comprehensive loss for the three and nine months ended September 30, 2026, respectively. These expenses include legal and advisory fees paid at closing, deal fees, insurance‑related costs, and other related expenses.

The acquisition was accounted for as a business combination under the acquisition method of accounting. Accordingly, the assets and liabilities acquired were recorded at their estimated fair value. The determination of fair value was based on management’s analysis with the assistance of an independent third‑party valuation firm. The excess purchase price resulting in goodwill is primarily attributable to All.Space’s acquired workforce and expected synergies. None of the goodwill is expected to be deductible for income tax purposes. The results of operations of All.Space are included in the unaudited condensed consolidated financial statements from the date of acquisition.

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

Allocation of Purchase Price	Amount
Cash and cash equivalents	$7,360
Accounts receivable	393
Inventories	9,431
Prepaid expenses and other current assets	4,768
Tax receivable	5,572
Contract assets	109
Fixed assets	4,928
Right of use assets	2,653
Trademark	2,500
Technology	19,000
Backlog	500
Total identifiable assets acquired	$57,214

Accounts payable and accrued expenses	$(20,620)
Contract liabilities	(7,752)
Operating lease liability, current portion	(522)
Deferred income tax liability, non current	—
Operating lease liability, less current portion	(1,958)
Other liabilities	(5,145)
Total liabilities assumed	(35,997)
Net identifiable assets acquired	21,217
Goodwill	279,118
Fair value of net assets acquired	$300,335

The acquired intangible assets are expected to have useful lives ranging from 1 to 5 years. The provisional fair values for the trade names and technology assets were estimated using the relief‑from‑royalty method. The provisional fair values for

York Space Systems Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
(Dollars in thousands, except shares, units, per share and per unit amounts)
the customer relationship assets was estimated using the multi‑period excess earnings method ("MPEEM"). These models reflect management’s estimates of future cash flows, operating performance, and economic conditions.

Solestial Space Technology

On February 9, 2026 and May 7, 2026, the Company made minority equity investments of $3.0 million and $1.0 million, respectively, in Solestial Space Technology, Inc. (“Solestial”). Solestial is an Arizona-based provider of space solar technology with self-healing silicon technology proven on orbit. On May 15, 2026, the Company entered into an Agreement and Plan of Reorganization (the “Solestial Merger Agreement”) with Solestial. Pursuant to the Solestial Merger Agreement, the Company acquired all of the issued and outstanding equity interests of Solestial on June 4, 2026. Solestial provides next-generation space solar technology. The Company plans to vertically integrate the technology of Solestial into its satellite offerings with a goal of derisking supply chain risks.

Consideration for this acquisition was $71.7 million, which consisted of $15.5 million in cash and approximately $51.8 million in equity consideration in the form of shares of the Company’s common stock, based at a price per share of common stock on the NYSE as of June 4, 2026, the closing date of the acquisition. The fair value of the prior minority equity investment in Solestial was valued at $4.4 million at the closing of the acquisition on June 4, 2026, resulting in a gain of $0.4 million which is included in other (expense) income, net on the unaudited condensed consolidated statement of operations and comprehensive loss for the three and nine months ended September 30, 2026.

The Company incurred $2.3 million of acquisition‑related expenses, which are recorded in transaction costs on the unaudited condensed consolidated statement of operations and comprehensive loss for the three and nine months ended September 30, 2026. These expenses include legal and advisory fees paid at closing, deal fees, insurance‑related costs, and other related expenses.

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

York Space Systems Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
(Dollars in thousands, except shares, units, per share and per unit amounts)

Allocation of Purchase Price	Amount
Cash and cash equivalents	$1,116
Accounts receivable	69
Inventories	1,069
Prepaid expenses and other current assets	280
Fixed assets	4,479
Finance lease right of use assets	2,294
Trade names	600
Technology	7,000
Customer relationships	2,200
Other assets	302
Total identifiable assets acquired	19,409

Accounts payable and accrued expenses	$(585)
Contract liabilities	(524)
Finance lease liability, current	(822)
Financing lease liability, less current portion	(1,348)
Deferred income tax liability	(84)
Total liabilities assumed	(3,363)
Net identifiable assets acquired	16,046
Goodwill	55,694
Fair value of net assets acquired	$71,740

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

Orbion Space Technology

On December 11, 2025, the Company made an investment of $5.0 million in the preferred equity of Orbion Space Technology, Inc. (“Orbion”), resulting in a noncontrolling equity interest. Orbion is a Michigan-based manufacturer of flight-proven electric propulsion systems. On March 6, 2026, the Company entered into an Agreement and Plan of Merger (the “Orbion Merger Agreement”) with Orbion. Pursuant to the Orbion Merger Agreement, the Company acquired all of the issued and outstanding equity interests of Orbion. Orbion manufactures flight-proven electric propulsion units for satellites. The Company plans to vertically integrate the technology of Orbion into its satellite offerings with a goal of derisking supply chain risks.

Consideration for this acquisition was $74.9 million, which consisted of approximately $11.2 million in cash and $60.2 million in equity consideration in the form of shares of the Company’s common stock. The fair value of preferred equity held by the Company from the initial investment in Orbion was $3.5 million, which was included in the total consideration. The fair value of this investment was determined using a market-based approach, based on the quoted share price of the Company’s common stock and the contractual conversion ratio of the preferred equity, and the resulting loss of $1.5 million is included in other (expense) income, net on the unaudited condensed consolidated statement of operations and comprehensive loss for the nine months ended September 30, 2026.

York Space Systems Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
(Dollars in thousands, except shares, units, per share and per unit amounts)
The Company incurred $3.0 million of acquisition‑related expenses, which are recorded in Transaction costs on the unaudited condensed consolidated statement of operations and comprehensive loss in the nine months ended September 30, 2026. These expenses include legal and advisory fees paid at closing, deal fees, insurance‑related costs, and other related expenses.

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

York Space Systems Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
(Dollars in thousands, except shares, units, per share and per unit amounts)
Note 5. Fixed Assets, net
Fixed assets, net consists of the following:

	September 30, 2026	December 31, 2025
Leasehold improvements	$22,878	$17,417
Orbiting satellites	—	5,793
Machinery and equipment	35,904	17,407
Computer equipment	7,358	5,609
Software	3,308	2,701
Furniture and fixtures	4,855	3,907
Construction in process	13,640	12,559
Finance lease right of use assets	2,146	—
Total fixed assets, at cost	90,089	65,393
Less: Total accumulated depreciation	(25,206)	(19,100)
Total fixed assets, net	$64,883	$46,293
Depreciation and amortization expense was $3.7 million and $2.0 million for the three months ended September 30, 2026 and 2025, respectively, and $12.3 million and $6.0 million for the nine months ended September 30, 2026 and 2025, respectively. There was no impairment recognized related to fixed assets during the three and nine months ended September 30, 2026 or 2025.

Note 6. Goodwill and Intangible Assets
The changes in the carrying amount of goodwill are as follows:

Amount
Balance at December 31, 2025	$674,262
Additions	397,960
Current and accumulated impairment	(749,737)
Effect of foreign currency translation	14
Balance at September 30, 2026	$322,499
In August 2026, the Company decreased its forecast of revenue for 2026. In addition, the Company is currently unable to estimate the timing and amount of contract awards beyond 2026 with sufficient certainty as a result of the U.S. Government's transition from linear constellation acquisition approach to one where Indefinite Quantity Indefinite Delivery ("IDIQ") contracts are awarded as onboarding opportunities for large operational systems. The trading price of the Company’s common stock on the NYSE decreased in the third quarter of 2026, as did that of the stock prices of other aerospace and defense companies. The Company determined that these developments represented impairment indicators and, accordingly, performed a quantitative goodwill impairment test. Based on the results of the impairment test, the Company recognized an impairment charge of $749.7 million for the three and nine months ended September 30, 2026. The Company estimated the fair value of its reporting units primarily based on a discounted cash flow analysis and, to a lesser extent, a market approach. The discounted cash flow model incorporated significant estimates and assumptions,

York Space Systems Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
(Dollars in thousands, except shares, units, per share and per unit amounts)
including of the discount rate, timing of revenue from new business, margins, and long term growth rates. There was no goodwill impairment recognized during the three and nine months ended September 30, 2025.
Intangible assets, net consist of the following:

	As of September 30, 2026
	Weighted Average Useful Life	Gross carrying amount	Accumulated Amortization	Net carrying amount
Finite-lived intangible assets
Developed technology	9.5 years	$300,269	$(103,820)	$196,449
Customer relationships	19.6 years	262,641	(48,583)	214,058
Trade names	4.8 years	16,533	(9,462)	7,071
Licenses	9.8 years	5,256	(1,298)	3,958
Backlog	1.0 year	1,400	(640)	760
Finite-lived intangible assets		$586,099	$(163,803)	$422,296

	As of December 31, 2025
	Weighted Average Useful Life	Gross carrying amount	Accumulated amortization	Net carrying amount
Finite-lived intangible assets
Developed technology	9.9 years	$265,031	$(81,571)	$183,460
Customer relationships	20.0 years	253,635	(38,525)	215,110
Trade names	5.2 years	12,328	(7,331)	4,997
Licenses	9.8 years	5,254	(896)	4,358
Finite-lived intangible assets		$536,248	$(128,323)	$407,925

There was no impairment recognized related to intangible assets during the three and nine months ended September 30, 2026, or 2025. Amortization expense of intangible assets for the three months ended September 30, 2026, and 2025, was $12.8 million and $10.3 million, respectively, and for the nine months ended September 30, 2026, and 2025, was $35.4 million and $30.6 million, respectively, and is recorded in cost of revenues and selling, general and administrative expenses in the unaudited condensed consolidated statements of operations and comprehensive loss. Estimated future amortization expense for finite-lived intangibles is as follows:

Years ending December 31	Amount
2026 (for the remaining period)	$13,023
2027	50,714
2028	48,006
2029	47,796
2030	47,311
Thereafter	215,446
Total future amortization expense on intangible assets	$422,296
Note 7. Financing Arrangements
Credit Agreement

The Company has a credit agreement with various lenders (the “Lenders”) and Wells Fargo Bank, National Association (“Wells Fargo”), which was amended on November 21, 2025 (as amended, the “Credit Agreement”). Pursuant to the Credit

York Space Systems Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
(Dollars in thousands, except shares, units, per share and per unit amounts)
Agreement, the Lenders agreed to extend term loan commitments in an aggregate principal amount of $150.0 million (the “Term Loan Facility”) and revolving loan commitments in an aggregate principal amount of $150.0 million (the “Revolving Facility”). In May 2026, the Company exercised an automatic maturity extension related to the credit agreement, which will now mature on November 14, 2029.

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

The Credit Agreement contains (i) a minimum revenue covenant, in effect from March 31, 2026 to (but not including) the first business day following the occurrence of a Leverage Covenant Toggle Date, that requires the Company to maintain a minimum amount of revenue set forth below as of the last day of each such fiscal quarter and measured on a trailing twelve month basis:

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
The Company was in compliance with all financial debt covenants as of September 30, 2026. However, based on the Company's most recent forecasts, there is uncertainty regarding the Company’s ability to satisfy the minimum revenue covenant in 2027, which will depend in part on securing awards, task orders or commercial contracts that generate sufficient revenue during the applicable measurement periods. There can be no assurance that the Company will generate sufficient revenue to satisfy the covenant or obtain relief or a waiver from the administrative agent and the lenders under the Credit Agreement. Management has evaluated the significance of this event and believes that as of the date of issuance of these financial statements, its available cash would be sufficient to repay the outstanding borrowings under the Credit Agreement if repayment were accelerated and to fund its operating requirements following such repayment.

All obligations under the Credit Agreement are secured by substantially all of the Company’s assets and guaranteed by certain subsidiaries.

As of September 30, 2026, the Company had outstanding borrowings of $147.2 million under the Term Loan Facility and no outstanding borrowings under the Revolving Facility, with $150.0 million of available capacity.

The following table presents the Company's outstanding debt:

	As of
	September 30, 2026	December 31, 2025
Term Loan Facility	$147,188	$150,000
Less: unamortized discounts and issuance costs	(973)	(1,288)
Total debt, net	146,215	148,712
Less: current portion of long-term debt	6,563	3,750
Total long-term debt, net	$139,652	$144,962

For the three and nine months ended September 30, 2025, interest expense and amortization of debt issuance costs recognized related to the secured credit facilities that were outstanding prior to the Credit Agreement (“Original Term Loan Facility”). In November 2025, the Company repaid the Original Term Loan Facility using cash on hand and net proceeds from the Credit Agreement. The following table presents interest expense and amortization of debt issuance costs recognized for the three and nine months ended September 30, 2026 and 2025:

	For the three months ended September 30,		For the nine months ended September 30,
	2026	2025	2026	2025
Contractual interest expense	$2,713	$6,949	$8,065	$20,656
Amortization of debt issuance costs	216	229	633	657
Total interest expense	$2,929	$7,178	$8,698	$21,313
Aggregate Maturities

York Space Systems Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
(Dollars in thousands, except shares, units, per share and per unit amounts)
The aggregate maturities of all debt at September 30, 2026 are as follows:

Years ending December 31	Amount
2026 (for the remaining period)	$938
2027	7,500
2028	7,500
2029	131,250
$147,188

Note 8. Accounting for Income Taxes

The table below presents the Company’s income tax (expense) benefit and applicable effective tax rate for the following periods:

	For the three months ended September 30,		For the nine months ended September 30,
	2026	2025	2026	2025
Income tax (expense) benefit	$920	$11,920	$748	$15,923
Effective tax rate	0.1%	37.2%	0.1%	22.1%

The primary differences between the Company's effective tax rate and the U.S. federal statutory tax rate are changes in the valuation allowance, research and development tax credits and related carryforwards, and stock-based compensation. The increase in the valuation allowance for the three months ended September 30, 2026 compared to three months ended September 30, 2025 was primarily attributable to additional deferred tax assets generated from capitalization of research and development expenditure, research and development credit carryforwards, purchase accounting adjustments associated with the All.Space acquisition, stock-based compensation, and limitations on deductions related to executive compensation arising from stock-based compensation and accrued bonus expenses. The increase in the valuation allowance for the nine months ended September 30, 2026 compared to nine months ended September 30, 2025, was primarily attributable to additional deferred tax assets generated from capitalization of research and development expenditures, research and development credit carryforwards, purchase accounting adjustments associated with the Orbion, Solestial and All.Space acquisitions, stock-based compensation, and limitations on deductions related to executive compensation arising from stock-based compensation and accrued bonus expenses.

Tax Receivable Agreement

Prior to the consummation of the IPO, the Company entered into a tax receivable agreement (“TRA”) with equity holders of Holdings and holders of Class P Units (such holders and any transferee or successors being the “TRA Holders”). The TRA requires the Company to make payments to the TRA Holders (or their transferees or successors) in an amount equal to 85% of certain tax savings (or expected tax savings) in respect of certain tax attributes of the Company. Such tax benefits consist primarily of net operating loss carryforwards and research and development credit carryforwards. As of September 30, 2026, the realization of those benefits is uncertain, and as such, the Company does not believe payment of TRA benefits is probable. Accordingly, the Company does not anticipate recording the TRA liability until such time as payments become probable. As of September 30, 2026, the Company estimates the TRA attributes were approximately $347.0 million.

In the event of a change in control, material breach or the Company’s election to terminate the TRA early, the Company would be required to make an immediate cash payment equal to the anticipated future tax benefits that are the subject of the TRA discounted in accordance with the TRA. The early termination liability is calculated based on a discounted calculation of tax attributes using an interest rate equal to 100 basis points above SOFR. The Company estimates the early termination liability to be approximately $260.6 million as of September 30, 2026.

York Space Systems Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
(Dollars in thousands, except shares, units, per share and per unit amounts)

Note 9. Stockholders' Equity/Member's Capital and Temporary Equity
As of December 31, 2025, the common units and Class P Units of Midco II outstanding are as follows. As of September 30, 2026, the common stock of the Company outstanding is as follows:

	Authorized as of		Held by Stockholders'/Member's Issued and Outstanding as of
	September 30, 2026	December 31, 2025	September 30, 2026	December 31, 2025
Common stock - York Space Systems Inc	1,000,000,000	—	135,212,148	—
Common units - Yellowstone Midco Holdings II, LLC	—	50,000,000	—	50,000,000
Class P Units - Yellowstone Midco Holdings II, LLC	—	240,956,348	—	240,956,348

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

	Restricted Stock Awards
	Number of RSAs	Weighted Average grant date fair value per share
Non-vested beginning balance December 31, 2025	—	$—
Granted	4,416,787	34.00
Vested	(2,269,473)	34.00
Forfeited/Cancelled	(371,284)	34.00
Non-vested balance, September 30, 2026	1,776,030	$34.00

Compensation expense for time-vesting interests granted is based on the grant date fair value. The Company recognizes compensation costs on a straight-line basis over the service period, which is generally the vesting period of the award. Forfeitures are recognized as they occur. Stock-based compensation expense totaled $5.5 million, in the three months ended September 30, 2026. Stock-based compensation expense totaled $97.3 million, in the nine months ended September 30, 2026. As of September 30, 2026, unrecognized compensation cost totaled $40.2 million. The weighted average remaining period over which the unrecognized compensation cost is to be recognized is 1.3 years as of September 30, 2026.

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

Compensation expense is recorded monthly over the vesting period of the awards. The following table summarizes information for the equity awards granted in 2026:

	Restricted Stock Units
	Number of RSUs	Weighted Average grant date fair value per unit
Non-vested beginning balance December 31, 2025	—	$—
Granted	1,209,548	30.99
Vested	(23,529)	21.40
Forfeited/Cancelled	(159,042)	32.68
Non-vested balance, September 30, 2026	1,026,977	$31.09

Compensation expense for time-vesting interests granted is based on the grant date fair value. The Company recognizes compensation costs on a straight-line basis over the service period, which is generally the vesting period of the award. Forfeitures are recognized as they occur. Stock-based compensation expense totaled $2.4 million, in the three months ended September 30, 2026. Stock-based compensation expense totaled $6.1 million for the nine months ended September 30, 2026. As of September 30, 2026, unrecognized compensation cost totaled $23.0 million. The weighted average remaining period over which the unrecognized compensation cost is to be recognized is 2.3 years as of September 30, 2026.

Note 11. Net Loss per Share
Basic net loss per share is computed by dividing net loss attributable to common shareholders by the weighted average number of common shares outstanding during each period.

The conversion of common units into common stock which occurred as part of the Corporate Conversion is considered akin to a split-like situation. For calculation of net loss per share, shares outstanding for all historical periods before our IPO have been retrospectively adjusted to 95,141,928 to reflect the shares of the Company’s common stock converted from common units. As discussed in Note 1 - Description of Business and Basis of Presentation, the Corporate Conversion resulted in the issuance of 99,558,713 shares of the Company's common stock. However, this amount includes 2,269,473 shares of unrestricted common stock distributed in respect of vested Incentive Units and 2,147,313 shares of restricted stock distributed in respect of unvested Incentive Units. As the distribution of the Company's common stock in respect of vested and unvested Incentive Units is not considered akin to a split-like situation, these shares were excluded from shares outstanding in the calculation of net loss per share for the three and nine months ended September 30, 2025 and are only included as outstanding shares prospectively from the vesting date.

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
The following table summarizes the computation of basic and diluted net loss per share attributable to common shareholders of the Company:

	For the three months ended September 30,		For the nine months ended September 30,
	2026	2025	2026	2025
Numerator:
Net loss as reported	$(807,398)	$(20,081)	$(961,583)	$(56,044)
Less: Accretion of Class P Units	—	—	192	—
Less: Deemed dividend on Conversion of the Class P Units upon IPO	—	—	60,722	—
Net loss attributable to common shareholders	$(807,398)	$(20,081)	$(1,022,497)	$(56,044)
Denominator:
Weighted average common shares outstanding - basic and diluted	134,688,809	95,141,928	126,337,519	95,141,928
Net loss per share - basic and diluted	$(5.99)	$(0.21)	$(8.09)	$(0.59)
The following securities were not included in the computation of diluted shares outstanding because the effect would be anti-dilutive:

	For the three months ended September 30,		For the nine months ended September 30,
	2026	2025	2026	2025
Restricted stock units (RSUs)	1,026,977	—	1,026,977	—
Restricted stock awards (RSAs)	1,776,030	—	1,776,030	—
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
Foreign exchange derivative instruments

As of the nine months ended September 30, 2026, the Company settled all outstanding foreign exchange derivative instruments. Accordingly, no derivative assets or liabilities were recorded on the unaudited condensed consolidated balance sheet as of September 30, 2026. As of December 31, 2025, the Company’s foreign exchange derivative instruments had an aggregate fair value of $0.6 million and were classified within Level 2 of the fair value hierarchy.

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

The aggregate notional value of these contracts was $0 at September 30, 2026 and $8.8 million at December 31, 2025. Unrealized and realized gains/(losses), net, related to derivative instruments were $0 and $1.4 million, for the three months ended September 30, 2026 and 2025, respectively, and $(0.1) million and $1.4 million for the nine months ended September 30, 2026, and 2025, respectively. Realized and unrealized gains/(losses) are recorded in other (expense) income, net in the unaudited condensed consolidated statement of operations and comprehensive loss. Cash flows from the foreign currency forward contracts are included in operating activities.

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

Upon IPO and conversion of the Class P Units into shares of the Company's common stock, the derivative liability for the Class P Units was remeasured to fair value of $98.1 million. The Company recognized a loss of $4.7 million for the nine months ended September 30, 2026 in other (expense) income, net in the unaudited condensed consolidated statements of operations and comprehensive loss.

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

Note 13. Commitments and Contingencies
On August 31, 2026, a putative securities class action complaint, captioned Ianelli v. York Space Systems Inc., et al., was filed in the U.S. District Court for the District of Colorado against the Company, certain of its current and former officers and directors, and the underwriters of the Company’s IPO. The Ianelli complaint asserts claims and seeks damages for alleged violations of the Securities Act of 1933 (“Securities Act”) and the Securities Exchange Act of 1934 (“Exchange Act”), and generally alleges that the defendants made misstatements in connection with the IPO. On October 19, 2026, a second putative securities class action complaint, captioned Teamsters Local 710 Pension Fund v. York Space Systems Inc., et al., was filed in the same District Court against the Company, certain of its current and former officers and directors, the underwriters of the IPO, and AE Industrial Partners, LP. The Teamsters complaint asserts claims for alleged violations of the Securities Act and the Exchange Act, and generally alleges that the defendants made similar misstatements in connection with the IPO. On October 30, 2026, the Teamsters plaintiffs filed a motion to consolidate that action with the Ianelli action and to appoint the Teamsters plaintiffs as lead plaintiffs in the consolidated action. Defendants’ deadlines to respond to the complaints are currently stayed. We intend to defend the case vigorously. We are currently unable to determine whether a loss is probable or reasonably possible or to reasonable estimate the amount or range of any possible loss.

York Space Systems Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
(Dollars in thousands, except shares, units, per share and per unit amounts)
The Company is involved in other legal proceedings from time to time. The Company has assessed its position and is of the opinion that, currently, the ultimate resolution of such matters will not have a material adverse effect on the results of operations, cash flows, or the financial position of the Company.

Note 14. Related Parties
The related party transactions for the Company are as follows:
Transactions with AEI and Affiliates
Consulting Agreement

AE Industrial Partners, the Company's largest stockholder, provided $0.6 million and $0.1 million of consulting services to the Company for the three months ended September 30, 2026 and 2025, respectively, and $1.8 million and $0.7 million for the nine months ended September 30, 2026 and 2025, respectively. An amended consulting agreement was executed in connection with the IPO which provides for the Company to pay a consulting fee of $2.4 million per year. The amended agreement expires on the earlier of January 2028 or when AE Industrial Partners beneficially owns less than 10% of the outstanding shares of the Company's common stock. These consulting fees are recorded in selling, general and administrative expenses on the consolidated statements of operations and comprehensive loss.

Solestial Merger Consideration

In connection with the Company’s acquisition of Solestial, affiliates of AE Industrial Partners received 430,134 shares of the Company’s common stock as part of the merger consideration paid to the former equity holders of Solestial. See Note 4 – Acquisitions for further details.

All.Space Merger Consideration

In connection with the Company’s acquisition of All.Space, affiliates of AE Industrial Partners received 2,289,366 shares of the Company’s common stock as part of the merger consideration paid to the former equity holders of All.Space. See Note 4 – Acquisitions for further details.

Vendor Purchases

The Company contracted with a vendor in which one of the Company’s employees is a shareholder to provide software engineering services to the Company. During the three months ended September 30, 2026 and 2025 the Company paid approximately $0.3 and $0.1 million, respectively, and $0.7 million and $0.6 million for the nine months ended September 30, 2026 and 2025, respectively, to this vendor for these services.
The Company contracted with a design studio owned by one of the Company's officers and his spouse and managed by the spouse to design, furnish and build out the offices and manufacturing areas for its new facilities. During the three months ended September 30, 2026 and 2025, the Company paid approximately $0 million and $0.2 million, respectively, and $0.5 million and $0.3 million for the nine months ended September 30, 2026 and 2025, respectively for these services.

Lease

The Company and Metropolitan State University of Denver, where one of the Company’s non-employee directors serves as president, are parties to a lease pursuant to which the Company paid approximately $0.05 million for the three months ended September 30, 2026 and 2025, and $0.08 million for the nine months ended September 30, 2026 and 2025, to rent an office space on the campus of Metropolitan State University of Denver.

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
The measure of segment assets is reported on the unaudited condensed consolidated balance sheets as total assets. There are no other significant segment assets that would require disclosure or are regularly provided to the CODM. The Company has no intra-segment sales or transfers as it operates in one operating segment and one reportable segment. Information related to the geographical distribution of the Company’s revenues is disclosed in Note 3 - Revenues.
At September 30, 2026 and December 31, 2025, $54.5 million and $40.4 million, respectively of the Company’s fixed assets, net are located in the United States. There were no other material tangible long-lived assets located outside of the U.S., individually or in the aggregate.
Significant expenses included within consolidated net loss have been assessed and disclosed in the table below:

	For the three months ended September 30,		For the nine months ended September 30,
	2026	2025	2026	2025
Revenue	$84,171	$90,763	$293,061	$280,854
Less:
Direct materials	50,151	59,014	179,668	193,519
Selling, general and administrative expenses	50,276	31,532	127,807	84,123
Stock-based compensation expense	7,874	—	103,463	—
Research & development	9,521	4,502	20,576	13,796
Transaction costs	6,564	9,896	18,498	10,002
Goodwill impairment loss	749,737	—	749,737	—
Interest expense	2,969	7,208	8,752	21,385
Interest income	(3,244)	(276)	(12,072)	(1,035)
Other expense (income), net	140	(595)	5,419	(1,910)
Income tax expense (benefit)	(920)	(11,920)	(748)	(15,923)
Other segment items (a)	18,501	11,483	53,544	32,941
Net loss	$(807,398)	$(20,081)	$(961,583)	$(56,044)
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

York is a leading, U.S.-based, national defense and commercial prime providing a comprehensive suite of mission-critical solutions for national security, government and commercial customers. York is one of the only space and defense primes with proprietary hardware and software capabilities designed to address customers’ complex mission requirements across the critical elements of the entire space ecosystem throughout the mission lifecycle. York is a partner of choice for our customers, with differentiated performance versus traditional primes based on price, speed to deployment, and sophistication of capabilities. For contracts which we have been awarded, our price per satellite has been approximately half the price per satellite of our competitors. We have also been the first to deliver and launch satellites for multiple Department of War ("DoW") programs. York is the first and only company to demonstrate Link-16 connectivity from space, highlighting our unique and innovative capabilities.

York is purpose built to address evolving national security space challenges and to adapt to the ongoing shift in the U.S. government’s mission needs and procurement processes, where economics, agility, rapid capabilities, and heritage drive customer decision making. We deliver mission-critical solutions in a zero-tolerance for error environment where systems must work, and we believe we are well positioned to win awards to successfully leverage production capabilities at scale in our core markets. York provides customers a vertically integrated, full technology stack of solutions including design, production, integration, and operation of spacecraft with turnkey offerings to manage spacecraft and constellations throughout their entire mission lifecycle and across multiple orbit regimes from very low earth orbit to geosynchronous and cislunar. York has significant space heritage, having 74 missions with flight heritage, created 17 products with flight heritage, and logged over four million on-orbit hours. York’s position as a prime enables us to monetize the entire space vertical from launch to mission operations, from spacecraft to payloads, and from edge computing to data transfer.

York was founded to create an innovative space technology mission prime, with a goal of meeting the evolving national security threats from space by providing mission-critical spacecraft at scale, faster, and at lower cost. We provide our customers with the ability to quickly and effectively field responsive space-based technologies. We have a demonstrated ability to win contracts in space and are a trusted partner to U.S. national security, intelligence and defense agencies, such as the U.S. Air Force and classified customers, as well as commercial and civil customers. Our proprietary hardware, software and mission operations solutions are designed to address the United States’ national security priorities: missile defense (crucial to layered homeland defense), counter-space capabilities, space domain awareness, space data network and space sensing and targeting capabilities.

Our capabilities include a differentiated suite of spacecraft solutions with proven, common technologies. We offer the S-CLASS, LX-CLASS, and M-CLASS spacecraft, which are high-quality, low-cost satellite platforms that are proven and scalable to a wide array of space market needs. Our spacecraft are supported by proprietary satellite software enabling versatile integration of a variety of payloads for customers and supply chain commonalities across platforms and autonomous fleet operations.

Our model allows us to capture recurring revenue driven by ongoing satellite-based software and services as well as hardware replacement cycles. Once spacecraft are fielded, we provide continuous operational support, ground terminal usage, and proprietary software solutions, including on-spacecraft upgrades during the full orbital lifespan. Contracts have historically provided a fixed cost for software maintenance with upgrade options available for purchase. The expected replacement cycle for the current portfolio of space vehicles is approximately five to six years. Our full lifecycle solution and ongoing operational support, including ground station as a service, distinguishes us from our competitors, positioning us to act as prime for the replacement and potential expansion of competitors’ aging constellations. As a result, we expect our recurring revenue to increase as the installed base of spacecraft in orbit grows, creating a highly visible revenue model, accelerating growth and increasing margins.

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

Our wholly owned subsidiaries provide various products and services not only utilized in our own satellite manufacturing operations, as well as post launch services, but also selling those same products and services to other customers as well. We continue to look for ways to expand those product offerings, including, but not limited to, complementary software services to customers.

We intend to leverage our extensive space ecosystem to expand into adjacent markets. We believe that building capabilities in unmanned warfare will be a high priority for the Department of War going forward. We expect to be able to offer a turn-key autonomous fleet management and execution solution using the capabilities of our terminals from All.Space, ground stations from Atlas Space Operations, and the space layer and edge compute from York. We intend to offer the ability to operate fleets of unmanned systems in denied communication environments.
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

($ in thousands)	As of September 30, 2026	As of December 31, 2025
Backlog	$580,982	$542,557
The increase in backlog as of September 30, 2026 compared to December 31, 2025 was primarily due to the execution of a new commercial contract during the period partially offset by revenue recognized during the period. We expect to recognize over 57% of our backlog as of September 30, 2026 as revenue within the next 12 months, and the balance thereafter.
Recent Developments

All.Space Holdings, Inc. Acquisition

On July 8, 2026, the Company closed the acquisition of all of the equity interests of All.Space as contemplated by the “All.Space Merger Agreement", by and among the Company, All.Space and the other parties thereto which was executed in April 2026. Under the terms of the All.Space Merger Agreement, the Company acquired All.Space for approximately $155.0 million in cash at closing plus an additional $11.0 million paid after closing related to additional transaction costs and approximately 5.9 million shares of the Company’s common stock, which at a price per share of common stock on the NYSE as of July 8, 2026 for total consideration of approximately $300.3 million. In connection with the Company’s acquisition of All.Space, affiliates of AE Industrial Partners received 2,289,366 shares of the Company’s common stock as part of the merger consideration paid to the former equity holders of All.Space.

Other

In July 2026, we successfully deployed 21 satellites of the second layer of the DoW Tranche 1 Transport Layer mission and confirmed healthy status of all 21 satellites in less than five hours after launch from a dedicated Falcon 9 rocket.

Trends and Key Factors Affecting Performance
Contract Award Outlook
Through 2026, the U.S. Government has transitioned from a linear constellation deployment approach to one where IDIQs are awarded as on-boarding opportunities for large operational systems. Earlier in the year, we had previously expected Congress to pass a new budget resolution which we anticipated to have funding for new contract awards in several key areas where we have competitive advantages. As a new budget resolution has not been passed, we, as well as most other space primes, have not been awarded the large contracts that were previously expected in 2026, and instead have been awarded four IDIQs.

For the nine months ended September 30, 2026, we had been awarded four IDIQ’s and two task orders against those IDIQs. While these initial task orders are for less dollars than the contract awards we had expected to win earlier in the year, we believe these on-ramp task orders with these new classified customers will lead to more significant task orders in 2027.

In August 2026, we completed the Dragoon Demonstration Complete milestone for successful achievement of the tactical satellite communication data exchange and characterization. With the success of our Dragoon program, the SDA recently shifted priorities away from T1DES and has subsequently descoped the planned launch for the remaining T1DES constellation. The SDA has also indicated that it intends to make available hardware originally designated for T1DES to support other U.S. government priorities. While negotiations with the SDA are ongoing regarding how this contract change will be implemented, we do not currently anticipate any material financial impact to our consolidated financials based on the terms of our effective contract with the SDA.
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

Ability to Continue to Innovate and Expand our Product and Service Offerings
To continue gaining market share and attracting customers, we plan to continue investing in our infrastructure to expand our production capabilities, including our satellite-based services and software offerings, and to create a durable competitive advantage with the goal of enabling us to capitalize on the rapidly growing space economy. Our growth opportunity is dependent on our continued ability to expand our addressable market, including but not limited to, space data network, space-based sensing and targeting, as well as layered homeland defense missions, and to develop our portfolio of products and services related to our offerings. We intend to expand our operations and offerings significantly, but any difficulties in achieving or effectively managing our growth could have a negative effect on our operating results.
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
Components of Results of Operations
Revenue—substantially all of our revenue is derived from long-term Firm Fixed Price ("FFP") production contracts for the design of small satellites, launch services, and ground services with both U.S. Federal Government-controlled agencies as well as domestic commercial customers. Our contracts generally span several years in duration. We account for a contract when it has approval and commitment from both parties, the rights of the parties are identified, payment terms are identified, the contract has commercial substance and collectability of consideration is probable. We recognize revenue upon the satisfaction of the performance obligations identified in the contract, which is achieved through the transfer of control of the promised good or service to the customer over time.
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
Comparison of the Three Months Ended September 30, 2026 to the Three Months Ended September 30, 2025
The following table sets forth a summary of our unaudited condensed consolidated results of operations for the periods indicated, and the changes between periods.

	For the three months ended September 30,
($ in thousands, except percentages)	2026	% of revenue	2025	% of revenue	$ Change	% Change
Revenue	$84,171	100%	$90,763	100%	$(6,592)	(7%)
Cost of revenues	68,652	82%	70,497	78%	(1,845)	(3%)
Gross profit	15,519	18%	20,266	22%	(4,747)	(23%)
Operating expenses
Selling, general and administrative expenses	50,276	60%	31,532	35%	18,744	59%
Stock-based compensation expense	7,874	9%	—	—%	7,874	100%
Research and development expense	9,521	11%	4,502	5%	5,019	111%
Transaction costs	6,564	8%	9,896	11%	(3,332)	(34%)
Goodwill impairment loss	749,737	891%	—	—%	749,737	100%
Total operating expenses	823,972	979%	45,930	51%	778,042	1694%
Loss from operations	(808,453)	(960%)	(25,664)	(28%)	(782,789)	3050%
Other (expense) income
Interest expense	(2,969)	(4%)	(7,208)	(8%)	4,239	(59%)
Interest income	3,244	4%	276	—%	2,968	1075%
Other (expense) income, net	(140)	—%	595	1%	(735)	(124%)
Total other expense	135	—%	(6,337)	(7%)	6,472	(102%)
Loss before provision for income taxes	(808,318)	(960%)	(32,001)	(35%)	(776,317)	2426%
Income tax (expense) benefit	920	1%	11,920	13%	(11,000)	(92%)
Net loss	$(807,398)	(959%)	$(20,081)	(22%)	$(787,317)	3921%

Net EAC Adjustments
We record changes in costs estimated at completion (net EAC adjustments) using the cumulative catch-up method of accounting. Net EAC adjustments have in the past had, and may in the future have, a significant effect on reported revenues and gross profit. The table below presents the aggregate amounts for the following periods:

	For the three months ended September 30,
($ in thousands)	2026	2025
Gross favorable EAC adjustments	$343	$1,548
Gross unfavorable EAC adjustments	(227)	(1,416)
EAC adjustments, attributable to loss contracts	252	26
Net EAC adjustments, before income taxes	$368	$158
Net EAC adjustments, net of income taxes	$368	$99

Two contracts accounted for 86% and 14%, of the gross favorable EAC adjustment for the three months ended September 30, 2026 which were primarily due to lower‑than‑anticipated labor, materials, and subcontractor costs required to meet customer requirements in our sale of satellites. Two contracts accounted for 62% and 25% of the gross favorable EAC adjustment for the three months ended September 30, 2025, primarily due to slight increases in estimated total transaction price resulting from contract modifications. Refer to Note 3 - Revenues of the accompanying notes to the unaudited condensed consolidated financial statements included in Item 1 of Part I in this Quarterly Report on Form 10-Q for additional information related to our net EAC adjustments.

Revenue
Revenue decreased by $6.6 million, or 7%, to $84.2 million during the three months ended September 30, 2026, as compared to $90.8 million during the three months ended September 30, 2025. The period-over-period decrease in revenue was primarily driven by the completion of a significant contract, which contributed revenue during the three months ended September 30, 2025, but did not contribute revenue during the three months ended September 30, 2026; partially offset by increase in revenue recognized from recently acquired businesses. Refer to Note 3 - Revenues of the accompanying notes to the unaudited condensed consolidated financial statements in Item 1 of Part I of this Quarterly Report on Form 10-Q for additional information related to our net EAC adjustments.

Cost of Revenues
Cost of revenues decreased by $1.8 million, or 3%, to $68.7 million for the three months ended September 30, 2026, as compared to $70.5 million for the three months ended September 30, 2025. The period-over-period decrease in cost of revenues was primarily driven by decreases of $8.9 million in direct materials and subcontractor costs offset by an increase in direct labor of $4.1 million. Other increases were attributable to depreciation and amortization of $0.7 million and total overhead costs of $2.3 million as well as the impact of the Company's acquisition activity.

Gross Profit
Gross profit decreased by $4.7 million, or 23%, to $15.5 million for the three months ended September 30, 2026, as compared to $20.3 million for the three months ended September 30, 2025. As a percentage of revenues, gross margin was 18% and 22% for the three months ended September 30, 2026 and 2025, respectively. The period-over-period decrease in gross margin as a percentage of revenues was primarily attributed to inventory adjustments at our subsidiaries as well as lower margins for newly acquired businesses during the three months ended September 30, 2026, as compared to the same period in 2025.

Selling, General and Administrative (“SG&A”) Expenses
SG&A expenses increased by $18.7 million, or 59%, to $50.3 million for the three months ended September 30, 2026, as compared to $31.5 million for the three months ended September 30, 2025. The period-over-period increase in SG&A expenses was primarily attributed to increases in compensation and other employee-related costs, the impact of the Company's acquisition activity, professional fees for audit, tax and legal services all primarily related to costs incurred related to becoming a public company and higher depreciation and amortization expenses.

Stock-based Compensation Expense

Stock-based compensation expense was $7.9 million for the three months ended September 30, 2026, as compared to $0 for the three months ended September 30, 2025. See Note 10 – Stock-based Compensation of the accompanying notes to the unaudited condensed consolidated financial statements in Item 1 of Part I of this Quarterly Report on Form 10-Q for additional information related to our stock-based compensation.

Research and Development Expenses

R&D increased by $5.0 million, or 111%, to $9.5 million for the three months ended September 30, 2026, as compared to $4.5 million for the three months ended September 30, 2025. The period-over-period increase in R&D costs was primarily driven by increases to compensation and other employee-related costs and R&D activity of recently acquired businesses subsequent to their dates of acquisition.

Transaction Costs

Transactions costs decreased by $3.3 million, or 34%, to $6.6 million for the three months ended September 30, 2026, as compared to $9.9 million for the three months ended September 30, 2025. Transaction costs relate to the Company’s IPO and acquisition activity.

Goodwill Impairment
Goodwill impairment was $749.7 million for the three months ended September 30, 2026, as compared to $0 for the three months ended September 30, 2025. See Note 6 - Goodwill and Other Intangibles of the accompanying notes to the unaudited condensed consolidated financial statements in Item 1 of Part 1 of this Form 10-Q for additional information related to our goodwill impairment.
Interest Expense

Interest expense decreased by $4.2 million, or 59%, to $3.0 million for the three months ended September 30, 2026, as compared to $7.2 million for the three months ended September 30, 2025. The period-over-period decrease is attributable to a decline in the floating interest rate tied to Secured Overnight Financing Rate ("SOFR") during the three months ended September 30, 2026, as compared to the same period in 2025, combined with a lower fixed-rate component under the Term Loan Facility during the three months ended September 30, 2026, as compared to the Original Term Loan Facility for the same period in 2025.

Interest Income

Interest income increased by $3.0 million, to $3.2 million for the three months ended September 30, 2026, as compared to $0.3 million for the three months ended September 30, 2025. The period-over-period increase in interest income was primarily driven by higher cash and cash equivalent balances, as well as higher market interest rates that increased yields on those balances.

Other (Expense) Income, net
Other (expense) income, net decreased by $0.7 million to $0.1 million of other expense for the three months ended September 30, 2026, as compared to $0.6 million of other income for the three months ended September 30, 2025. This period-over-period decrease was driven by the recognition of a $0.8 million gain from our Atlas investment, which was made prior to the acquisition, during the three months ended September 30, 2025, for which there was no corresponding activity during the three months ended September 30, 2026.

Income Tax (Expense) Benefit
Income tax benefit decreased by $11.0 million to $0.9 million income tax benefit for the three months ended September 30, 2026, as compared to $11.9 million income tax benefit for the three months ended September 30, 2025. The decrease in the income tax (expense) benefit is primarily due to the valuation allowance of U.S. Federal and U.S. State deferred tax assets. In the three months ended September 30, 2025, the Company recorded an $8.9 million income tax benefit related to a reduction in the state income tax rate.

Comparison of the Nine Months Ended September 30, 2026 to the Nine Months Ended September 30, 2025

The following table sets forth a summary of our unaudited condensed consolidated results of operations for the periods indicated, and the changes between periods.

	For the nine months ended September 30,
($ in thousands, except percentages)	2026	% of revenue	2025	% of revenue	$ Change	% Change
Revenue	$293,061	100%	$280,854	100%	$12,207	4%
Cost of revenues	233,212	80%	226,460	81%	6,752	3%
Gross profit	59,849	20%	54,394	19%	5,455	10%
Operating expenses
Selling, general and administrative expenses	127,807	44%	84,123	30%	43,684	52%
Stock-based compensation expense	103,463	35%	—	—%	103,463	100%
Research and development expense	20,576	7%	13,796	5%	6,780	49%
Transaction costs	18,498	6%	10,002	4%	8,496	85%
Goodwill impairment loss	749,737	256%	—	—%	749,737	100%
Total operating expenses	1,020,081	348%	107,921	38%	912,160	845%
Loss from operations	(960,232)	(328%)	(53,527)	(19%)	(906,705)	1694%
Other (expense) income
Interest expense	(8,752)	(3%)	(21,385)	(8%)	12,633	(59%)
Interest income	12,072	4%	1,035	—%	11,037	1066%
Other (expense) income, net	(5,419)	(2%)	1,910	1%	(7,329)	(384%)
Total other expense	(2,099)	(1%)	(18,440)	(7%)	16,341	(89%)
Loss before provision for income taxes	(962,331)	(328%)	(71,967)	(26%)	(890,364)	1237%
Income tax (expense) benefit	748	—%	15,923	6%	(15,175)	(95%)
Net loss	$(961,583)	(328%)	$(56,044)	(20%)	$(905,539)	1616%
Net EAC Adjustments
We record changes in costs estimated at completion (net EAC adjustments) using the cumulative catch-up method of accounting. Net EAC adjustments have in the past had, and may in the future have, a significant effect on reported revenues and gross profit. The table below presents the aggregate amounts for the following periods:

	For the nine months ended September 30,
($ in thousands)	2026	2025
Gross favorable EAC adjustments	$4,365	$176
Gross unfavorable EAC adjustments	(2,748)	(11,780)
EAC adjustments, attributable to loss contracts	(2,442)	800
Net EAC adjustments, before income taxes	$(825)	$(10,804)
Net EAC adjustments, net of income taxes	$(824)	$(8,414)

Two contracts accounted for 57% and 26%, of the gross favorable EAC adjustment for the nine months ended September 30, 2026 which were primarily due to lower‑than‑anticipated labor, materials, and subcontractor costs required to meet customer requirements in our sale of satellites. In contrast, two contracts accounted for 59% and 41%, of the gross unfavorable EAC adjustment for the nine months ended September 30, 2026, primarily due to additional unplanned labor, materials and subcontractor costs. Two contracts accounted for 45% and 28% of the gross unfavorable EAC adjustment for the nine months ended September 30, 2025, due to additional unplanned labor, materials and subcontractor costs required to meet customer requirements. Refer to Note 3 - Revenues of the accompanying notes to the unaudited condensed consolidated financial statements included in Item 1 of Part I in this Quarterly Report on Form 10-Q for additional information related to our net EAC adjustments.

Revenue
Revenue increased by $12.2 million, or 4%, to $293.1 million during the nine months ended September 30, 2026, as compared to $280.9 million during the nine months ended September 30, 2025. The period-over-period increase in revenue was primarily driven by increases in progress towards completion and achievement of certain milestones and revenue generated from recently acquired businesses during the nine months ended September 30, 2026, as compared to the nine months ended September 30, 2025. These increases were partially offset by a decrease in progress as a significant project was completed during the nine months ended September 30, 2026. Refer to Note 3 - Revenues of the accompanying notes to the unaudited condensed consolidated financial statements in Item 1 of Part I of this Quarterly Report on Form 10-Q for additional information related to our net EAC adjustments.

Cost of Revenues
Cost of revenues increased by $6.8 million, or 3%, to $233.2 million for the nine months ended September 30, 2026, as compared to $226.5 million for the nine months ended September 30, 2025. The period-over-period increase in cost of revenues was primarily driven by increases of $10.0 million in direct labor related to larger contracts that have increased progress towards the design and build of satellites during the period. Other increases were attributed to depreciation and amortization of $4.7 million, overhead costs of $6.0 million and the impact of the Company's acquisition activity partially offset by a decrease in direct materials and subcontractor costs of $13.9 million.

Gross Profit
Gross profit increased by $5.5 million, or 10%, to $59.8 million for the nine months ended September 30, 2026, as compared to $54.4 million for the nine months ended September 30, 2025. As a percentage of revenues, gross margin was 20% and 19% for the nine months ended September 30, 2026 and 2025, respectively. The period-over-period increase in gross margin as a percentage of revenues was primarily attributed to lower unfavorable EAC adjustments during the nine months ended September 30, 2026, as compared to the same period in 2025.

Selling, General and Administrative (“SG&A”) Expenses
SG&A expenses increased by $43.7 million, or 52%, to $127.8 million for the nine months ended September 30, 2026, as compared to $84.1 million for the nine months ended September 30, 2025. The period-over-period increase in SG&A expenses was primarily attributable to increases in compensation and other employee-related costs, professional fees for audit, tax and legal services all related to becoming a public company, higher depreciation and amortization expenses and the impact of the Company's acquisition activity.

Stock-based Compensation Expense

Stock-based compensation expense was $103.5 million for the nine months ended September 30, 2026, as compared to $0 for the nine months ended September 30, 2025. See Note 10 – Stock-based Compensation of the accompanying notes to the unaudited condensed consolidated financial statements in Item 1 of Part I of this Quarterly Report on Form 10-Q for additional information related to our stock-based compensation.

Research and Development Expenses

R&D increased by $6.8 million, or 49%, to $20.6 million for the nine months ended September 30, 2026, as compared to $13.8 million for the nine months ended September 30, 2025. The period-over-period increase in R&D costs was primarily driven by increases in compensation and other employee-related costs and R&D activities of recently acquired businesses subsequent to their dates of acquisition.

Transaction Costs

Transactions costs increased by $8.5 million, or 85%, to $18.5 million for the nine months ended September 30, 2026, as compared to $10.0 million for the nine months ended September 30, 2025. Transaction costs relate to the Company’s IPO and acquisition activity.

Goodwill Impairment
Goodwill impairment was $749.7 million for the nine months ended September 30, 2026, as compared to $0 for the nine months ended September 30, 2025. See Note 6 - Goodwill and Other Intangibles of the accompanying notes to the unaudited condensed consolidated financial statements in Item 1 of Part 1 of this Form 10-Q for additional information related to our goodwill impairment.
Interest Expense

Interest expense decreased by $12.6 million, or 59%, to $8.8 million for the nine months ended September 30, 2026, as compared to $21.4 million for the nine months ended September 30, 2025. The period-over-period decrease is attributable to a decline in the floating interest rate tied to Secured Overnight Financing Rate ("SOFR") during the nine months ended September 30, 2026, as compared to the same period in 2025, combined with a lower fixed-rate component under the Term Loan Facility during the nine months ended September 30, 2026, as compared to the Original Term Loan Facility for the same period in 2025.

Interest Income

Interest income increased by $11.0 million to $12.1 million for the nine months ended September 30, 2026, as compared to $1.0 million for the nine months ended September 30, 2025. The period-over-period increase in interest income was primarily driven by higher cash and cash equivalent balances, as well as higher market interest rates that increased yields on those balances.

Other (Expense) Income, net
Other (expense) income, net decreased by $7.3 million to $5.4 million of other expense for the nine months ended September 30, 2026, as compared to $1.9 million of other income for the nine months ended September 30, 2025. This period-over-period decrease was driven by a loss on the derivative liability associated with the Class P Units fair value adjustment as well as a loss from our initial investment in Orbion, offset by a gain from our initial investment in Solestial.

Income Tax (Expense) Benefit
Income tax benefit decreased by $15.2 million to $0.7 million income tax benefit for the nine months ended September 30, 2026, as compared to $15.9 million income tax benefit for the nine months ended September 30, 2025. The decrease in the income tax (expense) benefit is primarily due to the valuation allowance of U.S. Federal and U.S. State deferred tax assets. In the nine months ended September 30, 2025, the Company recorded an $8.9 million income tax benefit related to a reduction in the state income tax rate.

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
The table below presents contribution margin and contribution margin %, respectively, for the following periods:

	For the three months ended September 30,		For the nine months ended September 30,
($ in thousands, except percentages)	2026	2025	2026	2025
Revenue	$84,171	$90,763	$293,061	$280,854
Direct material costs	50,151	59,014	179,668	193,519
Contribution margin (non-GAAP)	$34,020	$31,749	$113,393	$87,335
Contribution margin % (non-GAAP)	40%	35%	39%	31%

Contribution margin increased by $2.3 million to $34.0 million for the three months ended September 30, 2026, as compared to $31.7 million for the three months ended September 30, 2025. The period-over-period increase in non-GAAP contribution margin was primarily attributed to increased volume of production on certain contracts with more favorable contribution margins as well as the increase of the net favorable EAC adjustment during the three months ended September 30, 2026.
Contribution margin increased by $26.1 million to $113.4 million for the nine months ended September 30, 2026, as compared to $87.3 million for the nine months ended September 30, 2025. The period-over-period increase in non-GAAP contribution margin was primarily attributed to increased volume of production and services on certain contracts with more favorable contribution margins. This increase was partially offset by net unfavorable EAC adjustments for loss contracts for the nine months ended September 30, 2026.
The table below presents a reconciliation of contribution margin, which is a non-GAAP measure of our financial performance, to gross profit, which is the most directly comparable financial measure presented in accordance with GAAP for the periods indicated:

	For the three months ended September 30,		For the nine months ended September 30,
($ in thousands, except percentages)	2026	2025	2026	2025
Revenue	$84,171	$90,763	$293,061	$280,854
Less: Cost of revenues	68,652	70,497	233,212	226,460
Gross profit (GAAP)	$15,519	$20,266	$59,849	$54,394
Gross profit % (GAAP)	18%	22%	20%	19%
Add: Direct labor costs	12,137	8,070	33,412	23,455
Add: Direct overhead costs	4,203	1,904	11,282	5,288
Add: Depreciation and amortization	2,161	1,509	8,850	4,198
Contribution margin (non-GAAP)	$34,020	$31,749	$113,393	$87,335
Contribution margin % (non-GAAP)	40%	35%	39%	31%
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

We define EBITDA as net income (loss) adjusted for interest expense, interest income, income tax (expense) benefit, and depreciation and amortization. Adjusted EBITDA is defined as EBITDA adjusted for changes in the fair value of derivatives, transaction costs, gains or losses on foreign exchange, goodwill impairment and other non-recurring items.
The table below presents a reconciliation from net loss to Adjusted EBITDA for the periods indicated:

	For the three months ended September 30,		For the nine months ended September 30,
($ in thousands)	2026	2025	2026	2025
Net loss	$(807,398)	$(20,081)	$(961,583)	$(56,044)
Interest expense	2,969	7,208	8,752	21,385
Interest income	(3,244)	(276)	(12,072)	(1,035)
Income tax expense (benefit)	(920)	(11,920)	(748)	(15,923)
Depreciation and amortization	16,644	12,350	47,633	36,611
EBITDA (non-GAAP)	$(791,949)	$(12,719)	$(918,018)	$(15,006)
Changes in the fair value of derivatives	62	153	3,775	(1,243)
Stock-based compensation expense	7,874	—	103,463	—
Transaction costs(1)	6,564	9,896	18,498	10,002
Goodwill impairment loss	749,737	—	749,737	—
Other(2)	137	(729)	1,829	(617)
Adjusted EBITDA (non-GAAP)	$(27,575)	$(3,399)	$(40,716)	$(6,864)
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
On January 29, 2026, the Company completed its IPO of 18.5 million shares of its common stock at a public offering price of $34 per share. The Company received net proceeds of $583.4 million, net of underwriting discounts and commissions and offering costs. The proceeds from the IPO are used for general corporate and working capital purposes.

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
Our ability to fund our cash needs is dependent upon the successful execution of our business strategy and future operating results. Our future operating results are subject to a variety of risks and uncertainties, including, among others, general economic conditions, including as a result of heightened inflation, fluctuating interest rates and supply chain pressures, competitive dynamics in our target markets as well as changes in government procurement processes, legislative and regulatory factors that may be outside of our control. As part of our business and debt management strategy, we continuously evaluate opportunities to further strengthen our financial and liquidity position, including by issuing additional equity or debt securities, refinancing or otherwise restructuring our existing credit facilities, or entering into new financing arrangements. There can be no assurance that any of these actions will be sufficient to allow us to adequately service our debt obligations, meet our debt covenants, or that such actions will not result in an adverse impact on our business.
As of September 30, 2026, our cash and cash equivalents were $308.9 million, our outstanding indebtedness was $147.2 million, and our $150.0 million Revolving Credit Facility was undrawn. We have a limited history of operations and have incurred negative cash flows from operating activities and losses from operations in the past as reflected in the accumulated deficit of $1,230.6 million as of September 30, 2026. We currently believe our cash will be adequate to meet our liquidity requirements for at least the next 12 months. Our future long-term capital requirements will depend on several factors, including our ability to generate positive cash flow from operations, our continued compliance with the covenants under our Credit Agreement, our growth initiatives and our acquisitions activity. Refer to a discussion of uncertainty regarding our future compliance with the minimum revenue covenant under our Credit Agreement below. We may raise additional capital, whether in the public or private markets, as conditions warrant. If financing is not available, or if the terms of financing are less desirable than we expect, we may be forced to decrease our level of investment in service development or scale back our operations, which could have a material adverse impact on our business and financial prospects, seek protection under insolvency laws, or cease our operations altogether.
Indebtedness

On November 14, 2025, we entered into the Credit Agreement among Yellowstone Interco Holdings, LLC (“Interco Holdings”), Yellowstone Borrower, LLC (the “IPO Borrower”), the Company, only after the Company became a party thereto as a borrower pursuant to the Credit Agreement following our IPO, the Lenders and Issuing Banks party thereto from time to time and Wells Fargo Bank, National Association, as the administrative agent, the collateral agent and the swingline lender. The Credit Agreement provides for a Term Loan Facility in the aggregate principal amount of $150.0 million and the Revolving Facility in the aggregate principal amount of $150.0 million. Borrowings under the Term Loan Facility and Revolving Facility bear interest at a floating rate on the unpaid principal amount thereof equal to (i) initially, (x) 3.00% per annum in the case of Term SOFR and (y) 2.00% per annum in the case of ABR Loans and (ii) on and after the Leverage Covenant Toggle Date, the applicable rate per annum set forth in the pricing grid below under the caption “Term SOFR Margin” or “ABR Margin,” as the case may be, based upon the Total Net Leverage Ratio as of the end of the Company’s fiscal quarter:

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
The Company was in compliance with all financial debt covenants as of September 30, 2026. However, based on the Company's most recent forecasts, there is uncertainty regarding the Company’s ability to satisfy the minimum revenue covenant in 2027, which will depend in part on securing awards, task orders or commercial contracts that generate sufficient revenue during the applicable measurement periods. There can be no assurance that the Company will generate sufficient revenue to satisfy the covenant or obtain relief or a waiver from the administrative agent and the lenders under the Credit Agreement. Management has evaluated the significance of this event and believes as of the date of issuance of these financial statements, its available cash would be sufficient to repay the outstanding borrowings under the Credit Agreement if repayment were accelerated and to fund its operating requirements following such repayment. In this case, nevertheless, the Company may seek to raise additional capital or take other operational actions which could have a material adverse impact on the Company.
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
Contractual Obligations
Lease Commitments
We lease buildings that are used in production and for administrative activities. Our leases are classified as operating and financing leases with various expiration dates through 2036. Our total remaining fixed lease payment obligations as of September 30, 2026 and December 31, 2025 are $49.6 million and $38.8 million, respectively, with $10.1 million due in less than one year from September 30, 2026.

Tax Receivable Agreement

Prior to the consummation of the IPO, the Company entered into the TRA with the TRA Holders. The TRA requires the Company to make payments to the TRA Holders in an amount equal to 85% of certain tax savings (or expected tax savings) in respect of certain tax attributes of the Company. At the date of the IPO and as of September 30, 2026, the realization of those benefits is uncertain, and as such, the Company does not believe payment of TRA benefits is probable. Accordingly, the Company does not anticipate recording the TRA liability until such time as payments become probable. As of September 30, 2026, the Company estimates the TRA attributes were approximately $347.0 million. See Note 8 - Accounting for Income Taxes of the accompanying notes to the unaudited condensed financial statements in Item 1 of Part I in this Quarterly Report on Form 10-Q for additional information related to the TRA.

Cash Flows

The table below summarizes certain information from the unaudited condensed consolidated statements of cash flows for the nine months ended September 30, 2026 and 2025:

	For the nine months ended September 30,
($ in thousands)	2026	2025
Cash and cash equivalents at beginning of the year	$162,573	$104,656
Operating activities:
Net loss	(961,583)	(56,044)
Reconciling adjustments to net loss	914,197	29,797
Changes in working capital	(201,011)	(61,982)
Net cash (used in) operating activities	(248,397)	(88,229)
Net cash (used in) investing activities	(192,080)	(15,408)
Net cash provided by financing activities	586,828	21,268
Net increase/(decrease) in cash and cash equivalents	146,351	(82,369)
Effect of foreign currency rate changes on cash and cash equivalents	15	250
Cash and cash equivalents at end of period	$308,939	$22,537
Net Cash (Used In)/Provided by Operating Activities
Net cash used in operating activities increased by $160.2 million, to $248.4 million during the nine months ended September 30, 2026, as compared to $88.2 million of cash used in operating activities during the nine months ended September 30, 2025.

Changes in working capital increased by $139.0 million, primarily attributable to the timing of cash receipts and cash payments for the period. Net cash used in operating activities was primarily attributable to increases in contract assets, prepaid expenses and inventories, as well as a decrease in contract liabilities resulting from the recognition of previously deferred revenue. These uses of cash were partially offset by increases in accounts payable and accrued expenses. We actively manage our contract assets and contract liabilities, along with the related billing and collection efforts.

The net increase in non-cash adjustments between the nine months ended September 30, 2026 and the nine months ended September 30, 2025, was primarily driven by a $749.7 million increase in goodwill impairment loss, $103.5 million increase in stock-based compensation expense, a $11.6 million increase in deferred taxes, a $6.9 million increase in other non-cash expenses, and a $11.0 million increase in amortization and depreciation.

Net Cash (Used In) Investing Activities
Net cash used in investing activities increased by $176.7 million, to $192.1 million for the nine months ended September 30, 2026, as compared to $15.4 million for the nine months ended September 30, 2025, primarily due to cash used to fund our acquisitions of Orbion, Solestial and All.Space; as well as capital expenditures of $7.6 million. This increase is partially offset by cash proceeds from settlement of notes receivable of $5.0 million.

Net Cash Provided by Financing Activities

Net cash provided by financing activities was $586.8 million for the nine months ended September 30, 2026, as compared to $21.3 million for the nine months ended September 30, 2025, primarily due to proceeds from issuance of the Company's common stock in connection with the IPO, net of underwriting discounts and commissions and other offering costs, of $589.6 million.

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

In August 2026, the Company decreased its forecast of revenue for 2026. In addition, the Company is currently unable to estimate the timing and amount of contract awards beyond 2026 with sufficient certainty as a result of the U.S. Government's transition from linear constellation deployments to one where Indefinite Quantity Indefinite Delivery ("IDIQ") contracts are awarded as onboarding opportunities for large operational systems. The trading price of the Company’s common stock on the NYSE decreased in the third quarter of 2026, as did that of the stock prices of other aerospace and defense companies. The Company determined that these developments represented impairment indicators and, accordingly, performed a quantitative goodwill impairment test. Based on the results of the impairment test, the Company recognized an impairment charge of $749.7 million. The Company estimated the fair value of its reporting unit primarily based on a discounted cash flow analysis and, to a lesser extent., a market approach. The discounted cash flow model incorporated significant estimates and assumptions, including of the discount rate, timing of revenue from new business, margins and long term growth rates.
Assumptions used in impairment testing are made at a point in time and require significant judgment; therefore, they are subject to change based on the facts and circumstances present at each impairment test date. Additionally, these assumptions are generally interdependent and do not change in isolation.
We will continue to closely monitor future performance and any potential impacts on the value of the reporting unit. If the estimated future cash flows decrease below our current expectations, specifically as a result of lower revenue growth rates, the fair value may further decrease resulting in an incremental material goodwill impairment.

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

Item 4. Controls and Procedures
Disclosure Controls and Procedures

As required by Rule 13a-15(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), our management, with the participation of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our CEO and CFO concluded that, as of September 30, 2026, our disclosure controls and procedures were not effective due to the material weakness in internal control over financial reporting described below.

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

Changes in Internal Control Over Financial Reporting

Except for the remediation efforts relating to the material weakness described above, there were no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II
Item 1. Legal Proceedings
Refer to Note 13, Commitments and Contingencies, to the unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q for information relating to the Company's legal proceedings.

Item 1A. Risk Factors

A description of the risk factors impacting the Company can be found in Item 1A of Part I of the 2025 Annual Report on Form 10-K. Additional risks and uncertainties not currently known to the Company or that the Company currently deems to be immaterial also may materially adversely affect the Company’s business, financial condition or future results.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
During the quarter ended September 30, 2026, the Company issued 5.9 million shares of common stock in connection with its acquisition of All.Space. The information required by this Item with respect such issuance was previously reported on the Company's Current Report on Form 8-K filed with the SEC on April 29, 2026.

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

Date: November 12, 2026	York Space Systems Inc.

	By:	/s/ Dirk Wallinger
Dirk Wallinger
Chief Executive Officer

Date: November 12, 2026	York Space Systems Inc.

	By:	/s/ Brian Frantz
Brian Frantz
Chief Financial Officer and Chief Accounting Officer